Form 10QSB
period 2001-09-30
HIGH STREET CORP
filed 2001-11-13
CIK 1161639

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended      September 30, 2001

                              or

     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________ .

                             HIGH STREET CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           North Carolina                                   56-2248395
-------------------------------------           --------------------------------
      (State or other jurisdic-                          (I.R.S Employer
       tion of incorporation                           Identification No.)
          or organization)

         1310 Hendersonville Road
               Asheville, NC                                  28803
-------------------------------------           --------------------------------
         (Address of principal                             (Zip Code)
          executive offices)

Issuer's telephone number:   (828) 277-5001

Former name, former address and former fiscal year, if changed since last report:
                    High Street Banking Company

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes      X                          No
                    -------------                      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value   1,748,421 shares outstanding as of November 6, 2001

Transitional Small Business Disclosure Format (check one).

                Yes                                 No     X
                    -------------                      -----------

Preliminary Note

         On October 31, 2001, the registrant, High Street Corporation, a North Carolina corporation (the "Company"), completed a share exchange (the "Share Exchange") with High Street Banking Company, a North Carolina banking corporation (the "Bank"), pursuant to an Agreement and Plan of Share Exchange between the Company and the Bank dated April 30, 2001. Each share of the common stock, $5.00 par value, of the Bank (the "Bank Common Stock") was automatically exchanged for one share of the common stock, no par value, of the Company (the "Company Common Stock"). Prior to the Share Exchange, the Bank Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of the Share Exchange, pursuant to Rule 12g-3(a) under the Exchange Act, the Company Common Stock is deemed registered under Section 12(g) of the Exchange Act.

         As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The financial statements filed herewith reflect the historical operations of the Bank prior to the Share Exchange.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   HIGH STREET BANKING COMPANY AND SUBSIDIARY

                       Condensed Balance Sheet (Unaudited)

                    September 30, 2001 and September 30, 2000

                                                          September 30, 2001               September 30, 2000
                                                          ------------------               ------------------
                                              ASSETS

Cash and due from banks                                        $  6,382,141                    $  3,085,299
Federal funds sold                                               10,982,000                      15,200,000
Interest bearing deposits                                           983,526                       1,918,931
                                                           -----------------               -----------------
             Total cash and cash equivalents                     18,347,667                      20,204,230

Securities available-for-sale                                    17,589,151                      23,189,411
Securities held-to-maturity                                         601,000                         270,800

Loans                                                           127,255,175                     109,900,110
Less allowance for loan losses                                   (1,823,167)                     (1,721,628)
                                                           -----------------               -----------------
             Net loans                                          125,432,008                     108,178,482
Premises and equipment, net                                       3,086,396                       3,308,001
Other assets                                                      3,099,683                       3,228,035
                                                           -----------------               -----------------

             Total assets                                      $168,155,904                    $158,378,959
                                                           =================               =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
          Noninterest-bearing                                  $ 10,344,935                    $  7,446,296
          Money market and NOW                                    4,354,343                       2,468,301
          Savings                                                22,298,903                      16,515,760
          Time                                                  103,143,375                     114,141,869
                                                           -----------------               -----------------
             Total deposits                                     140,141,557                     140,572,226
Borrowed funds                                                   12,000,000                       3,000,000
Other Liabilities                                                   451,989                         178,996
                                                           -----------------               -----------------
             Total liabilities                                  152,593,546                     143,751,222

Stockholders' equity
          Common stock, $5 par value; 20,000,000 shares
             authorized; 1,748,421 shares issued and
             outstanding                                          8,742,105                       7,937,585
          Additional paid-in capital                              8,268,499                       9,063,293
          Unrealized gain (loss) on securities                      671,458                         (81,410)
          Retained earnings                                      (2,293,388)                     (4,561,271)
                                                           -----------------               -----------------
          Current year income (loss)                                173,684                       2,259,540
                                                           -----------------               -----------------
             Total shareholders' equity                          15,562,358                      14,617,737

             Total liabilities and shareholders' equity        $168,155,904                    $158,368,959
                                                           =================               =================

                        SEE NOTES TO FINANCIAL STATEMENTS

                   HIGH STREET BANKING COMPANY AND SUBSIDIARY

                    Condensed Statements of Operations Sheet

                    September 30, 2001 and September 30, 2000

                                                           Three months ended            Three months ended
                                                            September 30,2001             September 30,2000
                                                           ------------------            ------------------
                                                               (Unaudited)                   (Unaudited)
Interest income
          Loans                                                 $ 2,424,635                     $ 2,526,586
          Investment securities                                     301,935                         429,913
          Federal funds sold                                         90,202                         178,927
                                                           -----------------               -----------------
             Total interest income                                2,816,772                       3,135,426
                                                           -----------------               -----------------

Interest expense
          Money market and interest-bearing demand                  209,487                         222,798
          Certificates of deposit                                 1,251,543                       1,738,531
          Interest on borrowed funds                                144,856                          31,373
                                                           -----------------               -----------------
             Total interest expense                               1,605,886                       1,992,702
                                                           -----------------               -----------------
             Net interest income                                  1,210,886                       1,142,724
Provision for loan losses                                           (45,000)                        (55,000)
                                                           -----------------               -----------------
             Net interest income after                            1,165,886                       1,087,724
                                                           -----------------               -----------------
             provision for loan losses

Noninterest income
          Service charges and customer fees                          54,734                          43,676
          Mortgage fee income                                        88,383                          63,479
          Rental Income                                              14,135                          10,859
          Other                                                      25,368                           8,718
                                                           -----------------               -----------------
             Total noninterest income                               182,620                         126,732
                                                           -----------------               -----------------

Noninterest expense
          Salaries, wages and employee benefits                     586,118                         541,921
          Occupancy and equipment                                   232,364                         225,792
          Advertising and business promotion                         47,446                          40,936
          Data processing                                            79,607                          65,935
          Other                                                     313,326                         228,577
                                                           -----------------               -----------------
             Total noninterest expense                            1,258,861                       1,103,161
                                                           -----------------               -----------------

Net gain (loss) before income taxes                                  89,645                         111,295

          Income taxes                                               27,664                      (1,847,998)

Net gain (loss)                                                 $    61,981                     $ 1,959,293
                                                           =================               =================

Net gain (loss) per common share                                $      0.04                     $      1.23
                                                           =================               =================

                        SEE NOTES TO FINANCIAL STATEMENTS

                   HIGH STREET BANKING COMPANY AND SUBSIDIARY

                    Condensed Statements of Operations Sheet

                  Nine Months Ended September 30, 2001 and 2000

                                                           Nine months ended               Nine months ended
                                                           September 30,2001               September 30,2000
                                                           -----------------               -----------------
                                                              (Unaudited)                     (Unaudited)
Interest income
          Loans                                                 $ 7,343,565                     $ 7,149,801
          Investment securities                                   1,022,715                       1,146,734
          Federal funds sold                                        265,884                         371,427
                                                           -----------------               -----------------
             Total interest income                                8,632,164                       8,667,962
                                                           -----------------               -----------------

Interest expense
          Money market and interest-bearing demand                  557,812                         614,224
          Certificates of deposit                                 4,260,450                       4,560,998
          Interest on borrowed funds                                376,851                         108,152
                                                           -----------------               -----------------
             Total interest expense                               5,195,112                       5,283,374
                                                           -----------------               -----------------
             Net interest income                                  3,437,051                       3,384,588
Provision for loan losses                                          (135,000)                       (205,000)
                                                           -----------------               -----------------
             Net interest income (loss) after                     3,302,051                       3,179,588
                                                           -----------------               -----------------
             provision for loan losses

Noninterest income
          Service charges and customer fees                         174,321                         110,052
          Mortgage fee income                                       277,526                         147,989
          Rental Income                                              89,828                          37,677
          Other                                                      77,913                          52,258
                                                           -----------------               -----------------
             Total noninterest income                               619,587                         347,976
                                                           -----------------               -----------------

Noninterest expense
          Salaries, wages and employee benefits                   1,702,737                       1,499,576
          Occupancy and equipment                                   714,375                         621,900
          Advertising and business promotion                        148,430                         169,505
          Data processing                                           252,462                         171,838
          Other                                                     846,434                         653,164
                                                           -----------------               -----------------
             Total noninterest expense                            3,664,439                       3,115,983
                                                           -----------------               -----------------

Net gain (loss) before income taxes                                 257,200                         411,581

          Income taxes                                               83,516                      (1,847,959)

Net gain (loss)                                                  $  173,684                     $ 2,259,540
                                                           =================               =================

Net gain (loss) per common share                                 $     0.10                     $      1.29
                                                           =================               =================


                        SEE NOTES TO FINANCIAL STATEMENTS

                   HIGH STREET BANKING COMPANY AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine months ended       Nine months ended
                                                                            September 30, 2001      September 30, 2000
                                                                            ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income (Loss)                                               $     173,684           $   2,259,540
              Adjustments to reconcile net income (loss) to net cash
              used by operating activities:
                    Depreciation                                              $     313,383           $     260,022
                    Charge offs                                                     (33,461)                 (1,872)
                    Loan Loss Provision                                             135,000                 205,000
              Changes in assets and liabilities
                    (Increase) Decrease in other assets                             172,339              (2,521,840)
                    Increase (decrease) in other liabilities                        (56,395)               (191,885)
                                                                              -------------           -------------
                        Net cash used in operating activities                 $     704,550           $       8,965

CASH FLOWS FROM INVESTING ACTIVITIES
              (Purchases) Sale of available-for-sale securities               $   5,544,507           $ (10,339,280)
              (Purchases) Sale of held-to-maturity securities                      (601,000)                     --
              Net increase in loans                                             (18,276,366)             (9,801,189)
              Purchase of premises and equipment                                   (143,600)               (339,017)
                                                                              -------------           -------------
                        Net cash used in investing activities                 $ (13,476,459)          $ (20,479,486)

CASH FLOWS FROM FINANCING ACTIVITIES
              Net increase in deposits                                        $  11,013,970           $  26,352,277
              Net increase (decrease) in federal funds purchased                 10,000,000                      --
              Proceed from sale of common stock                                          --                      --
              Unrealized gain (loss) on Securities                                  331,579                 192,437
                                                                              -------------           -------------
                        Net cash provided by financing activities             $  21,345,549           $  26,544,714
                                                                              -------------           -------------

                        Net increase (decrease) in cash and cash equivalents      8,573,640               6,074,193

              Cash and cash equivalents, beginning of period                  $   9,774,027           $  14,130,037
                                                                              -------------           -------------

              Cash and cash equivalents, end of period                        $  18,347,667           $  20,204,230
                                                                              =============           =============

                    SUPPLEMENTAL DISCLOSURE

                    Interest expense paid, year to date                       $   5,184,964           $   5,283,374
                                                                              =============           =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. High Street Banking Company (the "Bank") was incorporated April 10, 1997, and began banking operations on August 25, 1997 in two locations, Asheville and Hickory, North Carolina. On August 22, 2000 the Bank opened a third branch in North Asheville, North Carolina. The Bank is engaged in general retail and commercial banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.

         On March 28, 2001, High Street Corporation (the "Company") was formed for the purpose of becoming a holding company for the Bank. On October 31, 2001, the Company completed a share exchange (the "Share Exchange") with the Bank in which one share of the common stock, no par value, of the Company was automatically exchanged for each of the then outstanding 1,748,421 shares of the common stock, $5.00 par value, of the Bank. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company currently has no operations and conducts no business on its own other than owning the Bank. The financial statements filed herewith reflect the historical operations of the Bank prior to the Share Exchange.

         The accounting and reporting policies of the Bank conform with generally accepted accounting principles (GAAP). A brief description of the Bank's significant accounting policies is presented below.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of High Street Investment Services, Inc., a wholly owned subsidiary of High Street Banking Company. Intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight federal funds sold and interest-bearing deposits with initial maturities of less than three months.

         INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES. The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, the Bank classifies its debt and marketable equity securities as either trading, held-to-maturity, or available-for-sale. Mortgage-backed securities are accounted for in the same manner as debt and equity securities.

         Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Investments in debt and equity securities classified as trading are stated at fair value. Unrealized holding gains and losses for trading securities are included in earnings. The Bank currently has no such securities.

         Investments in debt and equity securities classified as available-for-sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported as a net amount, net of related income taxes, as a separate component of stockholders' equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in a separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with amortization or accretion of premium or discount on the associated security.

         Dividend and interest incomes are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The classification of securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

         As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Bank is required to maintain an investment in the stock of the FHLB. Investment in the stock, which is classified in the other asset category, was $600,000 as of September 30, 2001, and is pledged as collateral for advances from the FHLB. No ready market exists for the stock, which is carried at cost.

         LOANS. Loans are reported at the outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Loan fees are accounted for in accordance with the SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred. Upon the expiration of unfunded commitments the related fees are recognized into income as loan fees. Loan origination fees on funded commitments and related direct costs are amortized into income on loans as yield adjustments over the contractual life of related loans using the level yield method. As of September 30, 2001, the unamortized deferred loan fees and origination costs amounted to $54,978.

         ALLOWANCE FOR LOAN LOSSES. The provision for loan losses charged to operations is an amount that management believes is sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb inherent losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolios, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals that are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available at the time of examination.

         NONACCRUAL LOANS. Generally a loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 120 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         PREMISES AND EQUIPMENT. The various classes of property are stated at cost, and are depreciated by the straight-line method over their estimated useful lives of 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures, and equipment. Repairs are expensed as incurred and leasehold improvements are capitalized and amortized over the shorter of their useful lives or the term of the lease. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the determination of net income.

         INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTE B - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2001 and 2000:

                                           2001                   2000
                                          ------                  -----

Balance, beginning of period            $1,721,628             $1,518,500

Provision for loan losses                  135,000                205,000
Less:
         Charge-offs                        33,461                  1,872
         Recoveries                             --                     --

Balance, end of period                  $1,823,167             $1,721,628
                                        ==========             ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

On October 31, 2001, the Company completed the Share Exchange with the Bank. Each outstanding share of the Bank Common Stock was automatically exchanged for one share of the Company Common Stock. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The financial statements filed herewith reflect the historical operations of the Bank prior to the Share Exchange.

Financial Condition and Revenue Growth

Deposits remained steady at $140,141,557 at September 30, 2001 as compared with $140,572,226 at September 30, 2000. Loans outstanding were $127,255,175 at September 30, 2001 as compared with $109,900,110 at September 30, 2000. Securities available-for-sale were $17,589,151 and federal funds sold were $10,982,000 at September 30, 2001 as compared with $23,189,411 and $15,200,000, respectively, at September 30, 2000. Total assets of the Bank have grown to $168,155,904 at September 30, 2001 from $158,368,959 at September 30, 2000.

Deposit rates are designed to attract checking, savings and money market accounts, as well as certificates of deposit. Certificate of deposit rates have been priced competitively in the market the Bank serves.

There is no concentration of deposits from one individual or entity; the Bank had 41% of its total deposits in the $100,000 or greater certificate of deposit category at September 30, 2001 as compared with 28.5% at September 30, 2000. Demand deposits (including both non-interest demand and money market accounts) are the core of a reliable and cost effective base of core deposits. Total demand deposits grew to approximately $37 million at September 30, 2001 from $23.9 million at September 30, 2000.

The Bank's loan portfolio, its primary earning asset, grew from $109,900,110 at September 30, 2000 to $127,255,175 at September 30, 2001. This growth was achieved while maintaining a high quality loan mix of commercial, consumer and residential mortgage loans. At September 30, 2001, commercial loans made up 82% of all loans; consumer loans, 5%; and residential mortgages, 13%. Loan volume for the third quarter of 2001 was in line with the Bank's business plan.

Another major component of revenue growth is income earned as a result of fee based services provided to individuals and businesses. It is management's plan to support the continued development of fee based service revenues as a major component of sustained revenue growth.

The main focus of the Bank for the current and upcoming years has been and continues to be a combination of performance, continued growth momentum, and expansion of markets and services. The achievement of future significant gains by the Bank is dependent on a continued strong economy in Western North Carolina and the United States. The Bank's results can also be affected by interest rate changes and market volatility.

Liquidity and Capital Ratios

The Bank's liquidity position is generally determined by the need to respond to short-term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How the Bank responds to these needs is affected by the Bank's ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, and the ability to borrow funds from other sources. The Bank's primary sources of liquidity are cash and cash equivalents, deposit growth, available-for-sale securities, and the cash flows from principal and interest payments on loans and other earning assets. In addition, the Bank is able to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB"), is also able to purchase federal funds, on a short term basis, from other financial institutions, and has a borrowing capacity from the Federal Reserve Discount Window.

The liquidity ratio for the Bank, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and investment securities, as a percentage of net deposits and short-term liabilities, was 21% at September 30, 2001 compared to 28% at September 30, 2000. As a result of the Bank's management of liquid assets and the ability to generate liquidity with increased deposits, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

As of September 30, 2001 the Bank's stockholder equity was $15,562,358. At September 30, 2001, the Bank's equity to assets ratio was 9.25%.

All capital ratios place the Bank well in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures adopted by the FDIC and set forth at 12 C.F.R. 325.103(b). A bank is considered to be "well-capitalized" if it has a Tier I ratio of 6.0% or greater, a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater. The Tier I capital ratio is generally defined as the ratio of shareholders' equity less all intangible assets and goodwill to risk-adjusted assets. The total risk-based capital ratio is defined as the ratio of tier I capital plus allowance for loan losses to risk-adjusted assets. The leverage ratio is defined as the ratio of tier I capital to total average assets. The Bank's Tier I capital ratio at September 30, 2001 was 9.76%. The Bank's leverage ratio was 8.09% and its total risk-based capital ratio was 11.01%.

                                 CAPITAL RATIOS

                                                  Regulatory   Well Capitalized
                             September 30, 2001    Minimum          Banks
                             ------------------   ----------   ----------------
  Tier I risk-based capital         9.76%            4.0%             6.0%
  Total risk-based capital         11.01%            8.0%            10.0%
  Leverage                          8.09%            4.0%             5.0%

Results of Operations - Nine Months Ended September 30, 2001 and September 30, 2000

The net result of operations for the nine months ended September 30, 2001 was a gain of $173,684 compared to a gain of $2,259,540 in the nine months ended September 30, 2000. This decrease was attributable to a deferred tax benefit taken in the third quarter of 2000. Before provision for loan losses and deferred income taxes, the Bank had net income of $392,200 for the nine months ended September 30, 2001 and $616,581 for the nine months ended September 30, 2000.

Net interest income, the major component of the Bank's income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Bank's net yield on its earning assets.

Net interest income totaled $3,302,051 for the nine months ended September 30, 2001, as compared with $3,179,588 for the same period in 2000. At September 30, 2001, total loans were $127.3 million compared to $109.9 million at September 30, 2000.

At September 30, 2001 the Bank had one loan with a balance of $295 that was classified as non-performing. The allowance for loan losses at September 30, 2001 was $1,823,167 or 1.43% of total loans. The purpose of the allowance account is to provide a reserve against the possibility of the unforeseen uncollectability of a portion of loans currently in the portfolio. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve recognition in estimating possible credit losses. Based on management's analysis of the loan account and management's experience with similar portfolios, it is management's belief that the allowance serves as a sufficient reserve for unforeseen events in the loan portfolio.

Non-interest income for the nine months ended September 30, 2001 was $619,587 compared to $347,976 for the nine months ended September 30, 2000. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to increase as the Bank adds more accounts, and as the Bank's investment subsidiary, High Street Investment Services, Inc., continues to grow.

Non-interest expense for the nine months ended September 30, 2001 was $3,664,439 compared to $3,115,983 for the nine months ended September 30, 2000. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees.

The Bank's cash and investments at September 30, 2001 amounted to $36.5 million, compared to $43.7 million at September 30, 2000. The Bank's investment portfolio is comprised of U.S. agency securities totaling approximately $17.6 million at September 30, 2001 as compared with approximately $23.2 million at September 30, 2000. The remainder of the Bank's investments is in the form of federal funds sold to correspondent banks, which totaled approximately $11.0 million at September 30, 2001, as compared with approximately $15.2 million at September 30, 2000. The Bank has maintained a posture of very high liquidity in the form of federal funds sold and investment securities available for sale throughout the period since inception in order to fund loan demand.

Asset/Liability Management

The Bank's asset/liability management strategies are designed to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities, while maintaining the objective of assuring adequate liquidity and maximizing net interest income. The ability to control these fluctuations has a direct impact on the profitability of the Bank. Management monitors this activity on a regular basis through analysis of its portfolio to determine the impact changes in interest rates have on earnings and equity.

Management uses a simulation model to assess the amount of earnings at risk due to changes in interest rates. Based on an increase or decrease in interest rates of 200 basis points over a twelve month period, the model indicates that net interest income could be impacted by approximately +/- 11% as of September 30, 2001.

Effects of Inflation and Changing Prices

A commercial bank has an asset and a liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expense and the cost of supplies and outside services tend to increase during periods of high inflation.


Cautionary Statement as to Forward Looking Information

Statements in this report as to the Bank's budgeted loans, deposits, earnings, capital expenditures and other amounts, other projections of future financial or economic performance of the Bank, and statements of the Bank's plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in the Bank's markets including inflation, recession, interest rates and other economic factors; loan losses, including loan losses resulting from adverse economic conditions; increased competition from existing competitors and from any new entrants in the Bank's markets; any loss of the Bank's key management personnel; changes in governmental regulations applicable to the Bank's business; and other factors that generally affect the business of locally owned and managed community banks.

                           PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are inapplicable and are omitted.

ITEM 2.  CHANGES IN SECURITIES

         (a) On October 31, 2001, the Company completed the Share Exchange with the Bank, in which each outstanding share of Bank Common Stock was automatically exchanged for one share of Company Common Stock. Prior to the Share Exchange, the Bank Common Stock had been registered under Section 12(g) of the Exchange Act. As a result of the Share Exchange, pursuant to Rule 12g-3(a) under the Exchange Act, the Company Common Stock is deemed registered under Section 12(g) of the Exchange Act.

         The articles of incorporation of the Company authorize the issuance of 20,000,000 shares of capital stock, all of which are shares of common stock, no par value. A total of 1,748,421 shares of Company Common Stock are outstanding as a result of the Share Exchange. Shares of Company Common Stock are traded on the Nasdaq OTC Bulletin Board under the symbol "HSTC."

DESCRIPTION OF COMPANY COMMON STOCK

         General. Each share of the Company Common Stock has the same relative rights as, and is identical in all respects to, each other share of the Company Common Stock.

         Dividend Rights. As a North Carolina corporation, the Company is not directly subject to the restrictions on the payment of dividends applicable to the Bank. Holders of shares of the Company Common Stock are entitled to receive such cash dividends as the Board of Directors of the Company may declare out of legally available funds. However, the payment of dividends by the Company is subject to the restrictions of North Carolina law applicable to the declaration of dividends by a business corporation. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after making such cash dividend distribution or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights. The ability of the Company to pay dividends to the holders of shares of the Company Common Stock is, at least initially, completely dependent upon the amount of dividends the Bank pays to the Company.

         Voting Rights. Each share of the Company Common Stock entitles the holder thereof to one vote on all matters upon which shareholders have the right to vote. The Board of Directors of the Company is classified so that approximately one-third of the directors will be elected each year. Shareholders of the Company are not entitled to cumulate their votes for the election of directors.

         Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of the Company Common Stock will be entitled to receive, after payment of all debts and liabilities of the Company, all remaining assets of the Company available for distribution in cash or in kind. In the event of any liquidation, dissolution or winding up of the Bank, the Company, as the holder of all shares of Bank Common Stock, would be entitled to receive, after payment of all debts and liabilities of the Bank (including all deposits and accrued interest thereon), all remaining assets of the Bank available for distribution in cash or in kind.

         Preemptive Rights; Redemption. Holders of shares of the Company Common Stock are not entitled to preemptive rights with respect to any shares that may be issued. The Company Common Stock is not subject to any redemption rights.

CERTAIN ARTICLES AND BYLAW PROVISIONS HAVING POTENTIAL ANTI-TAKEOVER EFFECTS

         General. The following is a summary of the material provisions of the Company's articles of incorporation and bylaws that address matters of corporate governance and the rights of shareholders. Certain of these provisions may delay or prevent takeover attempts not first approved by the Board of Directors of the Company (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. All references to the articles of incorporation and bylaws are to the Company's articles of incorporation and bylaws as in effect as of the date of this Report.

         Classification of the Board of Directors. The Company's articles of incorporation provide that the Board of Directors of the Company is divided into three classes, which shall be as nearly equal in number as possible. Each director generally serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which the director was elected. However, to establish staggered terms for the Board of Directors of the Company, the initial directors of the Company in the first class will serve for a term ending on the date of the next annual meeting of shareholders of the Company, and the initial directors in the second class will serve for a term ending on the second annual meeting of shareholders of the Company following the date hereof. The directors of the Bank became the directors of the Company at the effective time of the Share Exchange, and were assigned to the respective classes of directors of the Company whose terms correspond to their remaining terms as directors of the Bank. Due to the classified board, approximately one-third of the members of the Board of Directors of the Company will be elected each year, and two annual meetings will be required for the Company's shareholders to change a majority of the members constituting the Board of Directors of the Company.

         Removal of Directors; Filling Vacancies. The Company's bylaws provide that shareholders may remove one or more of the directors with or without cause if a quorum is present and the number of votes to remove the director exceeds the number of votes against removal. If a director is elected by a voting group of shareholders, then only the shareholders in that voting group can participate in the vote to remove the director. A director may not be removed by the shareholders at a meeting unless the notice of meeting states that the purpose, or one of the purposes, of the meeting is removal of the director. Vacancies occurring in the Board of Directors of the Company, including those positions not filled by the shareholders at a shareholders meeting at which directors are elected or those resulting from an increase in the number of directors, may be filled by the shareholders or a majority of the remaining directors, even though the number of remaining directors is less than a quorum. If a vacant office was held by a director elected by a voting group of shareholders, then only the remaining director or directors elected by that voting group are entitled to fill the vacancy. At this time, the Company does not have a voting group of shareholders separate and apart from the holders of common stock entitled to fill vacancies.

         Amendment of Bylaws. Except as otherwise provided by the North Carolina Corporation Law, the Board of Directors can amend or repeal the bylaws. However, a bylaw adopted, amended or repealed by the shareholders may not be readopted, amended or repealed by the Board of Directors unless the articles of incorporation or a bylaw adopted by the shareholders authorizes the board to adopt, amend or repeal that particular bylaw or the bylaws generally. The Articles of Incorporation of the Company provide that the directors may amend the bylaws generally.

         Special Meetings of Shareholders. The Company's bylaws provide that special meetings of shareholders may be called only by the Chief Executive Officer of the Company or by its Board of Directors.

         North Carolina Shareholder Protection Act and North Carolina Control Share Acquisition Act. The articles of incorporation of the Company provide that the provisions of the North Carolina Business Corporation Act entitled the North Carolina Shareholder Protection Act and the North Carolina Control Share Acquisition Act shall not apply to the Company.

         (c) Upon completion of the Share Exchange on October 31, 2001, the Company issued 1,748,421 shares of the Company Common Stock to the holders of the Bank Common Stock in a one-for-one exchange. The Company issued these shares in the Share Exchange without registering the transaction under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 3(a)(12) of that act. Section 3(a)(12) provides an exemption for the issuance of securities in a bank holding company reorganization transaction in which:

         o After the reorganization the newly organized holding company would have substantially the same assets and liabilities on a consolidated basis as the bank had prior to the transaction,

         o There is no substantial change in the shareholder's relative ownership interests, other than resulting from the lawful elimination of fractional shares of the exercise of dissenters' rights, and

         o The rights and interests of security holders in the new holding company are substantially the same as those in the bank.

The Company believes that the Share Exchange satisfied these requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.   Document Description
-----------   --------------------

2.1 Agreement and Plan of Share Exchange dated as of April 30, 2001 by and between High Street Banking Company and High Street Corporation (1)

4.1           Article 7 of the Articles of Incorporation of High Street
              Corporation (2)

4.2 Article II, Article VII, Section 8.3, Section 8.4 and Section 9.1 of the Bylaws of High Street Corporation (3)

------------------

(1) This exhibit is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.
(2) This exhibit is incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.
(3) This exhibit is incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.





(b) Reports On Form 8-K

The Bank did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HIGH STREET CORPORATION




Dated:  November 12, 2001                By: /s/ J. Edgar McFarland
                                             -----------------------------------
                                             J. Edgar McFarland
                                             President & Chief Executive Officer




Dated:  November 12, 2001                By: /s/ Anne D. Martin
                                             -----------------------------------
                                             Anne D. Martin
                                             Chief Financial Officer