Form 10KSB40
period 2001-12-31
HIGH STREET CORP
filed 2002-04-01
CIK 1161639

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to
                  _______

                             HIGH STREET CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              North Carolina                                                    56-1983291
----------------------------------------------------            ---------------------------------------------
(State or other jurisdiction of incorporation -                           (I.R.S. Employer
                or organization)                                        Identification No.)

         1310 Hendersonville Road
        Asheville, North Carolina                                                 28803
----------------------------------------------------            ---------------------------------------------
          (Address of principal                                                 (Zip Code)
            executive offices)


Issuer's telephone number:          (828) 277-5001

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the
Exchange Act: Common Stock, no par value
              --------------------------
                    Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   [X]                No   [ ]
                                  -------                 -------

The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of March 19, 2002 was 1,748,421. The aggregate market value of shares of the issuer's Common Stock held by non-affiliates as of March 19, 2002 is $10,557,999. This value is based on an average high and low bid price of such Common Stock of $9.00 on March 14, 2002.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Items incorporated by reference:           Incorporated Document                 Parts into which Incorporated
                                           ---------------------                 -----------------------------
                                           Proxy Statement for Annual                        Part III
                                           of Shareholders to be held
                                           May 7, 2002



Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No  [X]
                                                               -----      -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


GENERAL

            High Street Corporation, a North Carolina corporation (the "Company", which may be referred to as "we", "us" or "our"), was incorporated in March 2001 for the purpose of forming a holding company for High Street Banking Company, a North Carolina banking corporation (the "Bank"). On October 31, 2001, the Company completed a share exchange with the Bank pursuant to which each share of the common stock, $5.00 par value, of the Bank (the "Bank Common Stock") was automatically exchanged for one share of the common stock, no par value, of the Company (the "Company Common Stock") and the Bank became a wholly owned subsidiary of the Company. Prior to the Share Exchange, the Bank Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of the Share Exchange, pursuant to Rule 12g-3(a) under the Exchange Act, the Company Common Stock is deemed registered under Section 12(g) of the Exchange Act. Prior to the completion of the share exchange, the Company had no assets and conducted no business. All disclosures in this Form 10-KSB with respect to the Company and its operations include the operations of the Bank prior to the completion of the share exchange.

            We provide a broad range of banking and financial services to individuals, professionals and privately-owned businesses in our primary service areas of Asheville and Hickory, North Carolina, and the surrounding areas. We serve the banking needs of the entire community while focusing on the complex needs of select individuals, households, professionals and privately-owned businesses.

            We opened for business in August 1997 and as of December 31, 2001, had grown to $136 million in deposits, $122 million in loans, and $162 million in total assets.

PRODUCTS AND SERVICES

            We offer a comprehensive line of commercial and personal financial products, including deposit, credit, investment, insurance, information, and transaction services designed to meet the financial needs of individuals, professionals, and privately owned businesses. We provide these services through the development of senior management and customer service teams, fully integrated technology platforms and applications systems, and strategic partnerships with organizations that have special capabilities and expertise in particular products or services that customers desire.

            We offer a broad range of deposit services that are typically available in most banks, including checking accounts, savings accounts and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, we also offer retirement accounts such as IRAs (Individual Retirement Accounts). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law. We solicit these accounts from individuals, professionals, and privately-owned businesses within our service areas.

            We also offer a range of short- to intermediate-term commercial and personal loans. These loans are secured and unsecured and are available for a variety of purposes, including (1) residential first mortgage loans, home equity loans, installment loans, personal credit lines and overdraft protection for individuals, and (2) commercial lines of credit, term loans, installment loans and real estate construction and permanent loans for businesses. Although we take a progressive and competitive approach to lending, we stress high quality in our loans. To promote such quality lending, we have established lending policies to be followed by our officers. In addition, there is a Loan and Investment Committee of the Board of Directors that provides oversight of the loan portfolio and reviews all loan transactions.

            We offer a variety of other financial products and services, including credit and debit cards and related services (including merchant credit card services); automated teller machines; safe deposit boxes; travelers checks; foreign currency; international trade services; cash management services; courier service for customers; and overnight investment accounts. We also offer investment services through, High Street Investment Services, Inc., a wholly-owned subsidiary of the Bank, including brokerage services, retirement plans, insurance services, annuities, and investment counseling.

            We provide most of our products and services directly. However, certain products and services such as international trade services and investment services are offered through strategic affiliations with third parties. We also rely upon third parties for check clearing and other backroom operational support. We select third-party service providers based upon our assessment of the qualifications, resources, experience and reputation of candidates for each engagement, as well as consideration of the costs of such services; however, there are a number of potential providers of the services we use, and we believe that we could obtain needed services elsewhere in the event of the loss of any of our current third-party service providers.

MARKET AREAS

            We have two branch offices (including our headquarters) in Asheville, North Carolina and one branch office in Hickory, North Carolina. Our primary service areas consist of eight counties surrounding Asheville (Buncombe, Madison, Yancey, McDowell, Henderson, Transylvania, Haywood and Rutherford) and five counties surrounding Hickory (Catawba, Burke, Caldwell, Alexander and Lincoln). We have chosen our service areas based on the strong corporate and commercial presence and high concentration of personal income in these areas. We believe that the bank markets in these areas present an attractive opportunity for a locally owned and managed bank offering services comparable to a larger, national bank.

COMPETITION

            North Carolina law has long permitted state-wide branching by banks and savings institutions. Consequently, many financial institutions, including some of the largest in the United States, have branches located in our service areas. There are also five locally managed community banks with offices in our service areas. As of June 1, 2001, there were 65 branches operated by 15 banks and savings institutions in the Buncombe County (Asheville) market area and 54 branches operated by 12 banks and savings institutions in the Catawba County (Hickory) market area. Approximately $2.6 billion in deposits are maintained in bank and savings institution branches located in the Buncombe County market area.

Approximately $2.0 billion in deposits are maintained in bank and savings institution branches located in the Catawba County market area.

            The principal areas and methods of competition in the banking industry are the services that are offered, pricing of services, the convenience and availability of services and the degree of expertise and personal manner with which services are offered. We have encountered strong competition from most of the banking and savings institutions in our market areas. In conducting certain areas of our business, we also compete with insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer certain services that we do not provide.

            We believe that, with increased demand for banking services arising from steady growth in population, personal income and employment, the banking market will continue to grow in our current and proposed market areas.

MARKETING

            Our strategy is to advance growth through well-targeted, aggressive, and sound marketing programs, including a combination of advertising, public relations, promotions, support materials, and personal contacts. Building awareness of the Bank within each of our target markets and customer segments, generating customer relationship opportunities, and meeting the individual financial needs of customers have comprised our marketing goals and activities. We also have emphasized, and plan to continue, market research as part of our marketing strategy.

SUPERVISION AND REGULATION

            As a bank holding company, the Company, and as a state-chartered bank, the Bank, are extensively regulated under both federal and state law, and are also subject to laws and regulations that apply to businesses generally. Any changes in applicable laws or regulations could have a material effect on our business.

            As a bank holding company, the Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (the "FRB"). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. Under the Bank Holding Company Act, the Company would need the approval of the FRB to acquire substantially all of the assets of or more than 5% of the voting stock of another bank holding company or a bank. In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities.

            Unless the Company is well capitalized under applicable FRB regulations, the FRB is empowered to disapprove any purchase or redemption of the Company's outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

            As a state-chartered bank, the Bank is subject to extensive supervision and regulation by the North Carolina Banking Commission (along with the Commissioner of Banks in the performance of his statutory functions under North Carolina banking laws, the "NCBC"). The NCBC administers and oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, state-chartered banks, including the amounts, types, and in some cases, rates. The NCBC supervises and performs periodic examinations of state-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the NCBC describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the NCBC regulates the merger and consolidation of state-chartered banks, the payment of dividends, loans to officers and directors, recordkeeping, types and amounts of loans and investments, and the establishment of branches and subsidiaries. As a North Carolina-registered bank holding company, any change in control of the Company will be subject to the prior approval of the NCBC.

            Because it has obtained deposit insurance from the FDIC, the Bank is also subject to extensive supervision by the FDIC under applicable federal banking laws. The Bank is subject to examination by the FDIC and the FDIC also monitors the Bank's compliance with several federal statutes such as the Community Reinvestment Act of 1977 and the Interlocks Act. The FDIC has the authority to prevent the continuance or development of unsound and unsafe banking practices. The FDIC also is authorized to approve conversions, mergers, consolidations and assumption of deposit liabilities between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the deposit accounts of the resulting, continuing or assumed bank are insured by the FDIC.

            Under regulations issued by the FDIC, the Bank generally is required to maintain a Tier I risk-based capital ratio of 4.0%, a total risk-based capital ratio of 8.0%, and a leverage ratio of 4.0%.

            The Bank is subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letters of credit on behalf of, the Company or its subsidiaries, and on the investment in or acceptance of stocks or securities of the Company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations place restrictions on loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, the Bank is prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

            The dividends that may be paid by the Company to shareholders are indirectly regulated through legal limitations placed on the Bank's ability to pay dividends. Dividends may not be paid by the Bank unless the Bank's capital surplus is at least 50% of its paid-in capital.

            The shares of the Bank's Common Stock are subject to assessment under North Carolina banking laws if the Bank's capital becomes impaired from losses or any other causes and the NCBC orders such assessment. Failure to pay such an assessment could result in a forced sale of the Bank's Common Stock by the Company.

            Our earnings will be affected significantly by the policies of the FRB, which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rates paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in our interest rates, deposit levels, loan demand or business and earnings.

            The Gramm-Leach-Bliley Act of 1999 represents the most sweeping reform of financial services regulation in over sixty years. The Act permits the creation of new financial services holding companies that can offer a range of financial products under a regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards. Final regulations governing the financial services holding company structure were issued by the Federal Reserve Bank and the Department of the Treasury effective February 15, 2001.

            We are also subject to other state and federal regulation of many of the financial services we provide or plan to provide, including especially consumer credit, but also including investment and brokerage services, personal and institutional trust services, and other financial services. We must also comply with applicable laws and regulations relating to employment practices, occupational health and safety and other activities that are subject to governmental regulation of businesses generally.

EMPLOYEES

             We currently have 52 total employees, of which 49 are full time employees and two are part time employees. These employees include three executive officers, 13 other managers, and 15 customer service personnel. None of our employees is represented by any collective bargaining unit. We consider relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

            We have two branch offices in Asheville, North Carolina (including our headquarters) and one branch office in Hickory, North Carolina.

            Our executive office and headquarters facility in south Asheville was built in September 1998. This facility is located at 1310 Hendersonville Road in Asheville. We lease this facility, comprising 9,000 square feet of office space, at a current rate of $189,384 per year with a 2% increase per year. The lease commenced September 16, 1997 and is for an initial term of 15 years, followed by three 10-year renewal options.

            On July 24, 2000, we opened a branch in the north Asheville area. This facility is located at 918 Merrimon Avenue in Asheville. We lease this facility, comprising 1,850 square feet of office space, at a current rate of $55,335 per year (subject to annual adjustment for improvements to the facility) with a 2% increase per year beginning in the sixth year of the lease term. The lease commenced April 12, 2000 and is for an initial term of 15 years, followed by three 10-year renewal options.

            Our Hickory office is in a modern, brick three-story building located on a 1.5 acre lot in Hickory's central business district at 225 4th Street, NW. The building was originally constructed in 1963 for use as the Hickory office of another bank, and the land and building were acquired by us in 1997 for approximately $1.6 million, using a portion of the proceeds of the Bank's initial subscription offering for its Common Stock. The building contains approximately 15,000 square feet of office and customer service space, of which we occupy approximately 10,000 square feet and lease the remaining space to a tenant.

ITEM 3. LEGAL PROCEEDINGS.

            We are not currently party to any material legal proceedings. However, we may from time to time in the future become a party to various legal proceedings incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            As of March 12, 2002, we had issued and outstanding 1,748,421 shares of Common Stock held by approximately 772 holders of record.

            From April 8, 1998 through October 31, 2001, the Bank's Common Stock was quoted on the OTC Bulletin Board under the symbol "HSTE." Since November 1, 2001 the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol "HSTC." The following table sets forth the high and low closing bid price for the Bank's Common Stock or the Company's Common Stock, as applicable, as reported on the OTC Bulletin Board for each quarter during the fiscal years ended December 31, 2000 and December 31, 2001 and during the first quarter of 2002:


                                                  Fiscal Years Ended or Ending December 31,
                              --------------------------------------------------------------------------------------
                                       2000                            2001                             2002
                              ----------------------          ----------------------          ----------------------
                               High             Low            High             Low            High             Low
                              ------          ------          ------          ------          ------          ------
First Quarter                 $ 8.18          $ 6.36          $ 9.00          $ 5.75          $10.25          $ 6.95
Second Quarter                $ 7.61          $ 6.36          $ 8.00          $ 7.00              --              --
Third Quarter                 $ 8.18          $ 6.25          $ 7.76          $ 6.50              --              --
Fourth Quarter                $ 7.16          $ 6.00          $ 7.05          $ 6.46              --              --


The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions and are adjusted to give retroactive effect to a 10% stock dividend effected November 20, 2000. The last closing price per share of the Company's Common Stock on the OTC Bulletin Board at March 29, 2002 was $9.00.

            Neither the Company nor the Bank has ever paid any cash dividends on its Common Stock. The dividends that may be paid by the Company to shareholders are indirectly regulated through legal limitations placed on the Bank's ability to pay dividends. North Carolina law imposes restrictions on the ability of all banks chartered under North Carolina law to pay dividends. The Bank may pay dividends only out of undivided profits as determined pursuant to Section 53-87 of the North Carolina General Statutes and may not pay dividends unless the Bank's capital surplus is at least 50% of its paid-in capital. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following discussion should be read in conjunction with the Company's Financial Statements and the related notes thereto attached hereto beginning at page F-1. Due to special SEC accounting rules applicable to bank holding companies that did not apply to the Bank prior to the reorganization, certain items for 2000 and 1999 reflected in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 2000 and December 31, 1999 have been reclassified to comply with such rules and to conform to the financial statement presentation for 2001.

FINANCIAL CONDITION AND REVENUE GROWTH

            Deposits have grown to $135,535,459 at December 31, 2001 as compared with $129,127,587 at December 31, 2000 and $114,218,683 at December 31, 1999.
Loans outstanding were $124,061,201 at December 31, 2001 as compared to $108,978,809 at December 31, 2000 and $100,008,616 at December 31, 1999.
Investment securities were $18,580,410 and federal funds sold were $5,457,000 at December 31, 2001 as compared with $23,133,657 and $5,851,000, respectively, at December 31, 2000, and $12,850,131 and $9,540,000, respectively, at December 31, 1999. Our total assets were $162,008,290 at December 31, 2001 as compared with $146,693,069 at December 31, 2000 and $129,765,590 at December 31, 1999.

            Deposit rates were designed to attract checking, savings and money market accounts, as well as certificates of deposit. Certificates of deposit rates have been priced competitively in the markets we serve.

            Demand deposits (including both non-interest demand and money market accounts) are the core of a reliable and cost effective base of deposits. Total demand deposits grew from approximately $27.8 million at December 31, 2000 to approximately $36.0 million at December 31, 2001. Certificates of deposit held by customers in our market areas fell from approximately $49.0 million at December 31, 2000 to approximately $36.4 million at December 31, 2001. Brokered deposits consisting of certificates of deposit held by customers outside our market areas and which we acquired in brokered transactions grew from approximately $52.3 million at December 31, 2000 to approximately $63.1 million at December 31, 2001. There is no concentration of deposits from one individual or entity; we had 39.9% of our total deposits in the $100,000 or greater certificate of deposit category at December 31, 2001, as compared to 31.1% at December 31, 2000 and 21.5% at December 31, 1999.

            One of our primary goals for 2001 was to continue to build a base of high quality earning assets in order to support sustained revenue growth. Our loan portfolio, our primary earning asset, grew from $108,978,809 at December 31, 2000 to $124,061,201 by December 31, 2001. This growth was achieved while maintaining a high quality loan mix of commercial, consumer and residential mortgage loans. At December 31, 2001, commercial loans made up 83% of all loans; consumer loans, 5%; and residential mortgages, 12%.

            Another major component of revenue growth is income earned as a result of fee based services provided to individuals and businesses. It is management's plan to support the development of fee based service revenues as a major component of sustained revenue growth. Fee based service revenues grew 71% to $807,048 in 2001 compared to $470,925 in 2000.

            Our ability to grow our earnings is driven primarily by our ability to increase interest income. In turn, our ability to increase interest income is driven primarily by our ability to grow our loan portfolio, which is our primary earning asset. However, because it is important to us to remain "well capitalized" under applicable banking regulations and because our current capital ratios are near the limits required for us to be considered well capitalized (see discussion below under LIQUIDITY AND CAPITAL RATIOS), our ability to increase the size of our loan portfolio, and in turn our earnings, will be constrained unless we are able to increase our capital.

LIQUIDITY AND CAPITAL RATIOS

            Our liquidity position is generally determined by the need to respond to short-term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How we respond to these needs is affected by our ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, and the ability to borrow funds from other sources. Our primary sources of liquidity are cash and cash equivalents, deposit growth, available-for-sale securities, and the cash flows from principal and interest payments on loans and other earning assets.

            Total demand deposits grew from approximately $27.8 million at December 31, 2000 to approximately $36.0 million at December 31, 2001. Certificates of deposit held by customers in our market areas fell from approximately $49.0 million at December 31, 2000 to approximately $36.4 million at December 31, 2001. Brokered deposits consisting of certificates of deposit held by customers outside our market areas and which we acquired in brokered transactions grew from approximately $52.3 million at December 31, 2000 to approximately $63.1 million at December 31, 2001. As of December 31, 2001 demand deposits, locally held certificates of deposit and brokered deposits accounted for approximately 26%, 27% and 47%, respectively, of our total deposits. One of our primary goals in 2002 is to reduce our reliance on brokered deposits as a source of liquidity and to increase funding from deposits generated locally.

            In addition, we are able to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB"), and to purchase federal funds, on a short term basis, from other financial institutions, and have a borrowing capacity from the Federal Reserve Discount Window. As of December 31, 2001 funds borrowed from the FHLB were $11,000,000 compared to $2,000,000 as of December 31, 2000. We did not have any federal funds purchased or borrowings from the Federal Reserve Discount Window as of December 31, 2001.

            Our liquidity ratio, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and investment securities, as a percentage of net deposits and short-term liabilities, was 20% at December 31, 2001, as compared to 21% at December 31, 2000. As a result of our management of liquid assets and the ability to generate liquidity with increased deposits, we believe that our overall liquidity is sufficient to satisfy our depositors' requirements and meet our customers' credit needs.

            As of December 31, 2001, our total stockholder equity was approximately $14,937,843. At December 31, 2001, our capital to asset ratio was 9.37%. All capital ratios place us in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures adopted by the FDIC and set forth at 12 C.F.R. 325.103(b). A bank is considered to be "well-capitalized" if it has Tier I capital ratio of 6.0% or greater, a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater. The Tier I capital ratio is generally defined as the ratio of shareholders' equity less all intangible assets and goodwill adjusted assets (i.e. net unrealized gains). The total risk-based capital ratio is defined as the ratio of Tier I capital plus allowance for loan losses to risk adjusted assets. The leverage ratio is defined as the ratio of Tier I capital to total average assets. Our Tier I capital ratio at December 31, 2001 was 9.73%. Our leverage ratio was 7.99% and our total risk-based capital ratio was 10.93%.


                                                                             Capital Ratios
                                                                     Regulatory         Well Capitalized
            Dec. 31, 2001                                              Minimum               Banks
            -------------                                            ----------         ----------------
Tier I risk-based capital                          9.73%                 4.0%                 6.0%
Total risk-based capital                          10.93%                 8.0%                10.0%
Leverage                                           7.99%                 4.0%                 5.0%


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
2000

            The net result of operations for the year ended December 31, 2001 was net income of $48,180. In comparison, we recorded net income of $2,267,883 for the year ended December 31, 2000 including a deferred tax benefit of $1,834,557 which related to net operating losses and reserves for loan losses incurred by us from 1997 through 1999. Excluding the effect of this deferred tax benefit and primarily as a result of a substantial decrease in net interest margin, net income for the year ended December 31, 2001 was $48,180 compared to net income for the year ended December 31, 2000 of $433,326. For the year ended December 31, 2001, interest income was $11,468,943 and interest expense was $6,875,763, as compared with $11,920,207 and $7,332,081, respectively, for the year ended December 31, 2000.

            Net interest income, the major component of our income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents our net yield on our earning assets. Primarily as a result of the steep decline in short term interest rates during 2001, our net interest margin was 2.93% in 2001 compared to 3.23% in 2000. The sharp drop in short term rates in 2001 hurt our net interest margin since reductions in short term rates immediately reduced the interest we earned on our loan portfolio since approximately 80% of our loan portfolio is priced at the prime rate, but did not immediately reduce our interest expense since the majority of our deposits are in the form of certificates of deposit which carry a fixed interest rate to maturity. If short term interest rates were to rise in 2002, our 2002 net interest margin should improve as the interest we earn on our loans will increase with prime rate increases while our certificates of deposit will reprice at higher rates only as the instruments mature and are replaced with new ones.

            Net interest income remained relatively flat at $4,593,180 in 2001, compared to $4,588,126 for the year ended December 31, 2000. Loans, our primary earning asset, grew by over $15 million from $108,978,809 to $124,061,201 during 2001. Due to regulatory capital requirement which require us to maintain a certain ratio of capital to earning assets (see discussion above under LIQUIDITY AND CAPITAL RATIOS), we expect our pace of loan growth to slow in 2002, unless we are able to increase our capital. In 2001, the loan portfolio included commercial loans of $103.8 million (83% of total loans), retail loans of $5.6 million (5% of total loans) and residential mortgages of $15.4 million (12% of total loans). In comparison, in 2000 commercial loans were $84.9 million (78% of total loans), retail loans were $5.1 million (5% of total loans), and residential mortgages were $18.9 million (17% of total loans).

            At December 31, 2001, we had one loan, with a balance of $15,000, that was classified as non-performing. The allowance for loan losses at year-end 2001 was $1,625,943, approximately 1.31% of outstanding loans. At year-end 2000, allowance for loan losses was $1,721,628, approximately 1.58% of outstanding loans at that time. The purpose of the allowance account is to provide a reserve against the possibility of the unforeseen uncollectability of a portion of loans currently in the portfolio. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve recognition in estimating possible credit losses. Based on management's analysis of the loan account and management's experience with similar portfolios, it is management's belief that the allowance serves as a sufficient reserve for unforeseen events in the loan portfolio.

            Non-interest income was $680,264 for the year ended December 31, 2001, as compared with $302,944 for the year ended December 31, 2000. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to continue to increase as we add more accounts, and as our investment subsidiary, High Street Investment Services, Inc., continues to grow.

            Primarily due to the general growth of our business, non-interest expense was $4,980,986 for the year ended December 31, 2001, as compared with $4,252,744 for the year ended December 31, 2000. Non-interest expense consist primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees. During 2001, salary and benefit expense was approximately $2.1 million, up from approximately $1.9 million in 2000, with occupancy and equipment at approximately $913,000, up from approximately $815,000 in 2000. Other non-interest expenses totaled approximately $1.97 million, primarily consisting of advertising and promotion, data processing and professional fees, compared to approximately $1.55 million in 2000. Professional fees were up to $203,243 in 2001 compared to $108,629 in 2000 primarily as a result of costs incurred in connection with our 2001 bank holding company reorganization.

            Our investments at year-end were comprised of U.S. agency and corporate securities totaling approximately $18.6 million at December 31, 2001, as compared with approximately $23.1 million at December 31, 2000. The remainder of our investments is in the form of federal funds sold to correspondent banks, which totaled approximately $11.2 million at year-end 2001, as compared with approximately $7.2 million at year-end 2000. We have maintained a posture of very high liquidity in the form of federal funds sold and investment securities available for sale in order to fund loan demand and to ensure adequate liquidity.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
1999

            The net result of operations for the year ended December 31, 2000 was net income of $2,267,883. In comparison, we recorded a net loss of $733,391 for the year ended December 31, 1999. For the year ended December 31, 2000, interest income was $11,920,207 and interest expense was $7,332,081, as compared with $7,452,602 and $4,057,689, respectively, for the year ended December 31, 1999. Our net gain of $2,267,883 for the year ended December 31, 2000 included a deferred tax benefit of $1,834,557 which we recognized during the third quarter. This deferred tax benefit relates to net operating losses and reserves for loan losses incurred by us from 1997 through 1999.

            Net interest income totaled $4,588,126 in 2000, up from $3,176,668 for the year ended December 31, 1999. The increase in net interest income in 2000 was primarily attributable to an increase in the volume of loans. Loans, our primary earning asset, grew by over $9 million from $100,008,616 to $108,978,809 during 2000. In 2000, our loan portfolio included commercial loans of $84.9 million (78% of total loans), retail loans of $5.1 million (5% of total loans) and residential mortgages of $18.9 million (17% of total loans). In comparison, in 1999 commercial loans were $80.4 million (80% of total loans), retail loans were $14.3 million (14% of total loans), and residential mortgages were $5.4 million (6% of total loans).

            At December 31, 2000, we had two loans, with an aggregate balance of $52,600, that were classified as non-performing. The allowance for loan losses at year-end 2000 was $1,721,628, slightly more than 1.58% of outstanding loans. At year-end 1999, allowance for loan losses was $1,518,500, slightly more than 1.5% of outstanding loans at that time.

            Non-interest income was $302,944 for the year ended December 31, 2000, as compared with $186,019 for the year ended December 31, 1999. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges.

            Non-interest expense was $4,252,744 for the year ended December 31, 2000, as compared with $3,545,823 for the year ended December 31, 1999. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees. During 2000, salary and benefit expense was approximately $1.88 million, up from approximately $1.68 million in 1999, with occupancy and equipment at approximately $815,000, up from approximately $673,000 in 1999. Other non-interest expenses totaled approximately $1.55 million, primarily consisting of advertising and promotion, data processing and professional fees, compared to approximately $1.19 million in 1999.

            Our investments at year-end were comprised of U.S. agency and corporate securities totaling approximately $23.1 million at December 31, 2000, as compared with approximately $12.8 million at December 31, 1999. The remainder of our investments, primarily federal funds sold to correspondent banks, totaled approximately $7.2 million at year-end 2000, as compared with approximately $11.9 million at year-end 1999.

ASSET / LIABILITY MANAGEMENT

            Our asset/liability management strategies are designed to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities, while maintaining the objective of assuring adequate liquidity and maximizing net interest income. The ability to control these fluctuations has a direct impact on our profitability. Management monitors this activity on a regular basis through analysis of our portfolio to determine the impact changes in interest rates have on earnings and equity.

            Management uses a simulation model to assess the amount of earnings at risk due to changes in interest rates. As of December 31, 2001, based on an increase or decrease in interest rates of 200 basis points over a twelve month period, the model indicated that our net interest margin, the primary factor in our profitability, could be impacted by approximately +/- 15%.

EFFECTS OF INFLATION AND CHANGING PRICES

            A commercial bank has an asset and a liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expense and the cost of supplies and outside services tend to increase during periods of high inflation.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

            Statements in this report as to our budgeted loans, deposits, earnings, capital expenditures and other amounts, other projections of future financial or economic performance, and statements of our plans and objectives for future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in our markets including inflation, recession, interest rates and other economic factors; loan losses, including loan losses resulting from adverse economic conditions; increased competition from existing competitors and from any new entrants in our markets; any loss of our key management personnel; the fact that we have only a limited operating history and are subject to the risks inherent in the establishment of a new business and, specifically, of a new financial institution; changes in governmental regulations applicable to our business; and other factors that generally affect the business of locally owned and managed community banks.

ITEM 7. FINANCIAL STATEMENTS.


The following financial statements are included herein:


                                                                                      Page
                                                                                      ----
                  Independent Auditor's Report                                         F-1

                  Consolidated Balance Sheets                                          F-2

                  Consolidated Statements of Operations                                F-3

                  Consolidated Statements of Changes in Stockholders' Equity           F-5

                  Consolidated Statements of Cash Flows                                F-6

                  Notes to Consolidated Financial Statements                           F-8


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
High Street Corporation and Subsidiaries
Asheville, North Carolina

We have audited the accompanying consolidated balance sheets of High Street Corporation and Subsidiaries (the Bank) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Street Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/  WHISNANT & COMPANY, LLP



Hickory, North Carolina
January 25, 2002

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

                                 Balance Sheets

                           December 31, 2001 and 2000



                                     ASSETS

                                                                                    2001                     2000
                                                                                -------------           -------------
Cash and due from banks                                                         $   2,758,218           $   2,618,968
Federal funds sold                                                                  5,457,000               5,851,000
Interest bearing deposits                                                           5,745,915               1,304,059
                                                                                -------------           -------------
                  Total cash and cash equivalents                               $  13,961,136           $   9,774,027
Securities available-for-sale                                                      18,580,410              23,133,657
Loans, net of unearned income                                                     124,061,201             108,978,809
Less allowance for loan losses                                                     (1,625,943)             (1,721,628)
                                                                                -------------           -------------
                  Net loans                                                     $ 122,435,258           $ 107,257,181

Premises and equipment, net                                                         3,013,541               3,256,182
Other assets                                                                        4,017,948               3,272,022
                                                                                -------------           -------------

                  Total assets                                                  $ 162,008,290           $ 146,693,069
                                                                                =============           =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Non-interest-bearing demand                                               $   9,931,850           $   8,750,313
      Money market and interest-bearing demand                                     25,655,600              18,748,717
      Savings                                                                         455,913                 288,350
      Certificates of deposit                                                      99,492,096             101,340,207
                                                                                -------------           -------------
                   Total deposits                                               $ 135,535,459           $ 129,127,587
Borrowed funds                                                                     11,000,000               2,000,000
Other liabilities                                                                     534,988                 508,384
                                                                                -------------           -------------

                  Total liabilities                                             $ 147,070,447           $ 131,635,971
                                                                                -------------           -------------
Stockholders' equity
      Common stock; no par value in 2001 and $5 par value
           in 2000; 20,000,000 shares authorized; 1,748,421
           shares issued and outstanding in 2001 and 2000                       $  17,010,604           $   8,742,105
      Additional paid-in capital                                                           --               8,268,449
      Accumulated deficit                                                          (2,245,205)             (2,293,385)
      Accumulated other comprehensive income                                          172,444                 339,879
                                                                                -------------           -------------
                  Total stockholders' equity                                    $  14,937,843           $  15,057,098
                                                                                -------------           -------------

                  Total liabilities and stockholders' equity                    $ 162,008,290           $ 146,693,069
                                                                                =============           =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 2001, 2000 and 1999


                                                                          2001                 2000                1999
                                                                      ------------         ------------         -----------
Interest income
      Loans                                                           $  9,833,338         $  9,838,848         $ 6,519,993
      Investment securities
            Interest                                                     1,260,219            1,539,385             576,567
            Dividends                                                       36,411               20,910             133,079
      Federal funds sold                                                   338,975              521,064             222,963
                                                                      ------------         ------------         -----------
                        Total interest income                         $ 11,468,943         $ 11,920,207         $ 7,452,602
                                                                      ------------         ------------         -----------

Interest expense
      Money Market and interest-bearing demand                        $    710,323         $    825,724         $   637,999
      Certificates of deposit                                            5,651,805            6,364,277           3,266,911
      Interest on borrowed funds                                           513,635              142,080             152,779
                                                                      ------------         ------------         -----------
                        Total interest expense                        $  6,875,763         $  7,332,081         $ 4,057,689
                                                                      ------------         ------------         -----------
                        Net interest income                           $  4,593,180         $  4,588,126         $ 3,176,668
Provision for loan losses                                                  180,000              205,000             768,500
                                                                      ------------         ------------         -----------
                        Net interest income after
                           provision for loan losses                  $  4,413,180         $  4,383,126         $ 2,408,168
                                                                      ------------         ------------         -----------

Non-interest income
      Service charges and customer fees                               $    200,369         $    122,811         $    48,861
      Gain on sale of securities                                           233,754                   --                  --
      Other                                                                246,141              180,133             137,158
                                                                      ------------         ------------         -----------
                        Total non-interest income                     $    680,264         $    302,944         $   186,019
                                                                      ------------         ------------         -----------

Non-interest expense
      Salaries, wages and employee benefits                           $  2,099,379         $  1,885,665         $ 1,682,092
      Occupancy and equipment                                              913,007              814,718             672,624
      Advertising and business promotion                                   277,591              245,533             329,605
      Data processing                                                      325,994              259,686             230,611
      Commission and investment fees                                       262,843              194,740              98,973
      Office supplies and postage                                          211,174              168,126             125,283
      Professional fees                                                    203,243              108,629              20,376
      Other                                                                687,755              575,647             386,259
                                                                      ------------         ------------         -----------
                        Total non-interest expense                    $  4,980,986         $  4,252,744         $ 3,545,823
                                                                      ------------         ------------         -----------

Income (loss) before income taxes                                     $    112,458         $    433,326         $ ( 733,391)
                                                                      ------------         ------------         -----------


                                   (Continued)


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Continued)

                  Years Ended December 31, 2001, 2000 and 1999


                                                                         2001                  2000                  1999
                                                                      -----------           -----------           -----------
Provision (benefit) for income taxes
            Current                                                   $     6,647           $   189,975           $        --
            Deferred                                                       57,631            (1,834,557)                   --
            Utilization of net operating loss carryforward                     --              (189,975)                   --
                                                                      -----------           -----------           -----------
                                                                      $    64,278           $(1,834,557)          $        --
                                                                      -----------           -----------           -----------

Net income (loss)                                                     $    48,180           $ 2,267,883           $  (733,391)
                                                                      ===========           ===========           ===========

Net income (loss) per common share - Basic                            $       .03           $      1.30           $      (.46)
                                                                      ===========           ===========           ===========

Net income (loss) per common share - Diluted                          $       .03           $      1.29           $      (.46)
                                                                      ===========           ===========           ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2001, 2000 and 1999

                                                          Common Stock              Additional
                                                   ---------------------------        Paid-in        Accumulated
                                                     Shares          Amount           Capital          Deficit
                                                   ---------      ------------      -----------      -----------
Balance,
   December 31, 1998                               1,200,000         6,000,000      $ 6,032,660       (3,827,877)

Comprehensive loss:
   Net loss                                                                                             (733,391)
  Change in net unrealized
      gain on securities
      available-for-sale, net
      of reclassification
      adjustment and tax effect

   Total comprehensive
      loss

Exercise of common
  stock options                                        1,253             6,265            9,327

Sale of common stock                                 388,264         1,941,320        3,021,306
                                                   ---------      ------------      -----------      -----------
Balance, December 31, 1999                         1,589,517      $  7,947,585      $ 9,063,293      $(4,561,268)

Comprehensive income:
   Net income                                                                                          2,267,883
  Change in net unrealized
   loss on securities
   available-for-sale, net of
   reclassification adjustment
   and tax effect

   Total comprehensive
      income


10% stock dividend                                   158,904           795,520         (794,794)
                                                   ---------      ------------      -----------      -----------
Balance,
  December 31, 2000                                1,748,421      $  8,742,105      $ 8,268,499      $(2,293,385)


Reclassification -
   formation of High Street
   Corporation (Note A)                                              8,268,499        (8,268,499)
Comprehensive loss:
   Net income                                                                                             48,180
  Change in net unrealized
     gain on securities
     available-for-sale, net of
     reclassification adjustment
                 and tax effect
   Total comprehensive
      loss
Balance,
      December 31, 2001                            1,748,421      $ 17,010,604      $        --      $(2,245,205)
                                                   =========      ============      ============     ===========



                                                       Accumulated
                                                          Other                   Total
                                                      Comprehensive           Stockholders'
                                                       Income (Loss)              Equity
                                                      --------------         ---------------
Balance,
      December 31, 1998                                $     1,632           $  8,206,415

Comprehensive loss:
   Net loss                                                                      (733,391)
  Change in net unrealized
      gain on securities
      available-for-sale, net
      of reclassification
      adjustment and tax effect                           (275,479)              (275,479)
                                                                             ------------
   Total comprehensive
      loss                                                                     (1,008,870)
                                                                             ------------
Exercise of common
  stock options                                                                    15,592

Sale of common stock                                                            4,962,626
                                                       -----------           ------------
Balance, December 31,
1999                                                   $  (273,847)          $ 12,175,763

Comprehensive income:
   Net income                                                                  2,267,883
  Change in net unrealized
   loss on securities
   available-for-sale, net of
   reclassification adjustment
   and tax effect                                          613,726                613,726
                                                                             ------------
   Total comprehensive
      income                                                                    2,881,609
                                                                             ------------
10% stock dividend                                                                   (274)
                                                       -----------           ------------
Balance,
  December 31, 2000                                    $   339,879           $ 15,057,098

Reclassification -
   formation of High Street
   Corporation (Note A)
Comprehensive loss:
   Net income                                                                      48,180
  Change in net unrealized
     gain on securities
     available-for-sale, net of
     reclassification adjustment
                 and tax effect                           (167,435)              (167,435)
   Total comprehensive
      loss                                                                       (119,255)
                                                       -----------           ------------
Balance,
      December 31, 2001                                $   172,444           $ 14,937,843
                                                       ===========           ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2001, 2000 and 1999


                                                             2001              2000              1999
                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

      Net income (loss)                                  $     48,180      $  2,267,883      $   (733,391)
                                                         ------------      ------------      ------------
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating
         activities:
            Depreciation and amortization                $    426,631      $    367,884      $    307,651
            Provision for loan losses                         180,000           205,000           768,500
            Provision for deferred income taxes                57,631        (1,834,558)               --
            Accretion and amortization of securities
               discounts and premiums, net                      3,739            (1,871)           12,399
            Loss on sale of equipment                           3,118             9,522                --
            Gain on sale of securities                       (233,754)               --
            Increase in other assets                         (237,799)         (256,379)         (494,172)
            Increase in other liabilities                      26,604           137,240            54,875
                                                         ------------      ------------      ------------

                  Total adjustments                      $    226,170      $ (1,373,162)     $    649,253
                                                         ------------      ------------      ------------

      Net cash provided by (used in)
        operating activities                             $    274,350      $    894,721      $    (84,138)

                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of available-for-sale
         securities                                      $(11,021,832)     $(12,279,920)     $ (9,686,046)
      Proceeds from sale of
         available-for-sale securities                     15,728,311         2,604,539         1,533,766
      Proceeds from sale of foreclosed assets                   8,452                --                --
      Net increase in loans                               (16,026,474)       (8,970,193)      (52,397,642)
      Purchases of premises and equipment                    (183,570)         (513,787)         (261,255)
                                                         ------------      ------------      ------------

      Net cash used in investing activities              $(11,495,113)     $(19,159,361)     $(60,811,177)
                                                         ------------      ------------      ------------




                                   (Continued)


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             HIGH STREET CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Continued)

                  Years Ended December 31, 2001, 2000 and 1999



                                                                          2001                   2000                    1999
                                                                      -------------          -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                        $   6,407,872          $  14,908,904          $  66,234,447
      Net increase (decrease) in funds borrowed                           9,000,000             (1,000,000)              (920,000)
      Cash paid in lieu of fractional shares                                     --                   (274)                    --
      Proceeds from sale of common stock                                         --                     --              4,978,218
                                                                      -------------          -------------          -------------

      Net cash provided by financing activities                       $  15,407,872          $  13,908,630          $  70,292,665
                                                                      -------------          -------------          -------------

      Net increase (decrease) in cash and
         cash equivalents                                             $   4,187,109          $  (4,356,010)         $   9,397,350

Cash and cash equivalents, beginning of year                              9,774,027             14,130,037              4,732,687
                                                                      -------------          -------------          -------------

        Cash and cash equivalents, end of year                        $  13,961,136          $   9,774,027          $  14,130,037
                                                                      =============          =============          =============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
      Interest paid                                                   $   6,850,753          $   7,235,793          $   3,934,170
                                                                      =============          =============          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
      Change in net unrealized holding gain (loss)
         on available-for-sale securities,
         net of tax                                                   $    (167,435)         $     613,726          $    (273,847)
                                                                      =============          =============          =============

      Declaration of 10% stock dividend                               $          --          $     794,520          $          --
                                                                      =============          =============          =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. High Street Banking Company was incorporated on April 10, 1997, and began banking operations on August 25, 1997, in two locations, Asheville and Hickory, North Carolina. On August 22, 2000, High Street opened a third branch in North Asheville, North Carolina. High Street Banking Company is engaged in general retail and commercial banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.

         High Street Financial Services, Inc., a wholly-owned subsidiary of High Street Banking Company, was incorporated on June 30, 1998, to provide brokerage services for various investment and insurance products.

         On October 30, 2001, High Street Corporation (the "Holding Company") was formed as a holding company for High Street Banking Company. Upon formation, one share of the Holding Company's no par value common stock was exchanged for each of the then outstanding 1,748,421 shares of High Street Banking Company's $5 par value common stock. The Holding Company currently has no operations and conducts no business on its own other than owning High Street Banking Company.

         The accounting and reporting policies of the Bank conform with generally accepted accounting principles (GAAP). A brief description of the Bank's significant accounting policies is presented below.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the financial statements of High Street Corporation and wholly-owned subsidiaries, High Street Banking Company and High Street Financial Services, Inc., herein referred to as the "Bank." Intercompany balances and transactions have been eliminated.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The classification of securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

         As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Bank is required to maintain an investment in the stock of the FHLB. Investment in the stock, which is classified in the other asset category, was $600,000 and $269,800 as of December 31, 2001 and 2000, respectively, and is pledged as collateral for advances from the FHLB. No ready market exists for the stock, which is carried at cost.

         ADVERTISING COSTS. Advertising and business promotion costs, included in non-interest expense, are expensed as incurred and were $277,591, $245,533 and $329,605 for the years ended December 31, 2001, 2000 and 1999, respectively.

         LOANS. Loans are reported at their outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Loan fees are accounted for in accordance with the SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred. Upon the expiration of unfunded commitments the related fees are recognized into income as loan fees. Loan origination fees on funded commitments and related direct costs are amortized into income on loans as yield adjustments over the contractual life of related loans using the level yield method. As of December 31, 2001 and 2000, the unamortized deferred loan fees and origination costs amounted to $34,235 and $92,713, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ALLOWANCE FOR LOAN LOSSES. The provision for loan losses charged to operations is an amount that management believes is sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb inherent losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolios, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals, which are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available at the time of examination.

         IMPAIRED LOANS. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected.

         NONACCRUAL LOANS. Generally a loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 120 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. At December 31, 2001 and 2000, the Bank had no nonaccrual loans.

         FORECLOSED REAL ESTATE. Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. As of December 31, 2001 and 2000, the Bank had no in-substance foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Any cost incurred to improve the property are capitalized and included in the carrying amount. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PREMISES AND EQUIPMENT. The various classes of property are stated at cost, and are depreciated by the straight-line method over their estimated useful lives of 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures, and equipment. Repairs are expensed as incurred. Leasehold improvements are capitalized and amortized over the shorter of their useful lives or the term of the lease. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the determination of net income.

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

         EARNINGS PER SHARE. The Bank adopted the provisions for SFAS No. 128, "Earnings Per Share." The statement establishes standards for computing and presenting earnings per share (EPS). Those standards require earnings per share to be calculated using the weighted number of shares outstanding. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         COMPREHENSIVE INCOME. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         The components of other comprehensive income and related tax effects are as follows:

                                                                    Years Ended December 31
                                                              2001            2000            1999
                                                            --------         -------        --------
Unrealized holding gains (losses) on
   available-for-sale securities                             174,518         613,726        (275,479)
Reclassification adjustment
   for gains realized
   in income                                                (233,754)             --              --
                                                            --------         -------        --------
Net unrealized holding gains (losses)                        (59,236)        613,726        (275,479)
Tax effect                                                  (108,199)             --              --
                                                            --------         -------        --------
Change in net unrealized
   gains (losses) on securities available-for-sale,
   net of reclassification adjustment and tax effect        (167,435)        613,726        (275,479)
                                                            ========         =======        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FINANCIAL STATEMENT PRESENTATION. Financial statements for 2000 and 1999 have been reclassified, where applicable, to conform to financial statement presentation used in 2001.

         FINANCIAL INSTRUMENTS, DERIVATIVES, AND HEDGING ACTIVITIES. On January 1, 2000, the bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the Bank recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.


NOTE B - CORPORATE REORGANIZATION

         Effective October 30, 2001, High Street Banking Company completed the process of converting to a holding company form of operation. High Street Corporation has become the parent of High Street Banking Company. High Street Corporation is a North Carolina, one-bank holding company, headquartered in Asheville, North Carolina.

         High Street Banking Company's shareholders approved the holding company reorganization at the Bank's annual meeting held in May, 2001. Regulatory approval was received on October 24, 2001. The holding company conversion was completed successfully on October 24, 2001. As a result of the conversion, each share of the Bank's $5 par value common stock was converted into one share of High Street Corporation's no par value stock, and the Bank's common stock and additional paid-in capital accounts were combined into High Street Corporation's common stock account. High Street Corporation is now the sole shareholder of the Bank.


NOTE C - RESTRICTION ON CASH AND DUE FROM BANKS

         The Bank is required by the Federal Reserve Bank to maintain reserve funds in cash on hand or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2001 and 2000, was $213,720 and $388,320 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - SECURITIES

         The amortized cost and market values of securities available-for-sale at December 31, 2001 and 2000, are as follows:

                                                                      2001
                                                           Gross                Gross
                                     Amortized          Unrealized            Unrealized               Market
                                       Cost                Gains                Losses                 Value
                                    -----------          ---------           ------------           -----------
Mortgage-backed securities          $ 9,598,690          $ 270,517           $    (43,078)          $ 9,826,129
Federal agencies                      7,701,077             74,298                (21,094)            7,754,281
Other                                 1,000,000                 --                     --             1,000,000
                                    -----------          ---------           ------------           -----------
                                    $18,299,767          $ 344,815           $    (64,172)          $18,580,410
                                    ===========          =========           ============           ===========


                                                                      2000
                                   ----------------------------------------------------------------------------
                                                            Gross               Gross
                                      Amortized          Unrealized          Unrealized               Market
                                        Cost                Gains              Losses                  Value
                                    -----------          ---------           -------------          -----------
Mortgage-backed securities          $13,590,950          $ 225,363           $    (11,847)          $13,804,466
Federal agencies                      9,202,828            126,678                   (315)            9,329,191
                                    -----------          ---------           -------------          -----------
                                    $22,793,778          $ 352,041           $    (12,162)          $23,133,657
                                    ===========          =========           ============           ===========


         The amortized cost and market values of securities at December 31, 2001 and 2000, by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           2001                                      2000
                                          --------------------------------------    -------------------------------------
                                                        Securities                                Securities
                                                    Available-for Sale                        Available-for Sale
                                          --------------------------------------    -------------------------------------
                                               Amortized            Market               Amortized           Market
                                                 Cost                Value                 Cost               Value
                                          ------------------  ------------------    -----------------   -----------------

Due in one year or less                       $   998,887          $ 1,022,813          $   997,381          $ 1,000,782
Due after one year
   through five years                           6,025,542            5,995,498            8,327,042            8,449,615
Due after five years
   through ten years                            8,578,890            8,785,057            8,948,167            9,092,270
Due after ten years                             2,696,448            2,777,042            4,521,188            4,590,990
                                              -----------          -----------          -----------          -----------
                                              $18,299,767          $18,580,410          $22,793,778          $23,133,657
                                              ===========          ===========          ===========          ===========

         During 2001, the Bank sold available-for-sale securities for total proceeds of $15,728,311 resulting in realized gains of $233,754. There were no securities sold during the years ended December 31, 2000 and 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at December 31, 2001 and 2000, are summarized as follows:

                                                       2001                  2000
                                                   ------------          ------------
         Commerical loans                          $ 21,545,376          $ 17,636,548
         Real estate construction loans              39,998,520            35,602,089
         Real estate mortgage loans                  59,300,611            53,403,132
         Installment loans to Individuals             2,313,377             1,619,132
         Other loans                                    937,552               810,621
                                                   ------------          ------------
                          Total loans              $124,095,436          $109,071,522
         Less unearned fees                              34,235                92,713
                                                   ------------          ------------

                          Net loans                $124,061,201          $108,978,809
                                                   ============          ============

         An analysis of the allowance for loan losses follows:

                                                       2001                  2000                 1999
                                                  -----------           -----------           ----------
         Balance at beginning of year             $ 1,721,628           $ 1,518,500           $  750,000
         Provision charged to operations              180,000               205,000              768,500
         Charge-offs                                 (277,860)               (1,872)                  --
         Recoveries                                     2,175                    --                   --
                                                  -----------           -----------           ----------

         Balance at end of year                   $ 1,625,943           $ 1,721,628           $1,518,500
                                                  ===========           ===========           ==========


         The following is a summary of information pertaining to impaired loans in accordance with SFAS No. 114 and No. 118:

                                                                  2001             2000
                                                                -------          -------
         Impaired loans without a valuation allowance           $    --          $    --
         Impaired loans with a valuation allowance               15,000           52,600
                                                                -------          -------
         Total impaired loans                                   $15,000          $52,600
                                                                =======          =======
         Valuation allowance related to impaired loans          $15,000          $10,520
                                                                =======          =======


         The Bank has entered into transactions with certain directors and executive officers. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Indebtedness to the Bank, in the aggregate, amounted to $6,943,416 and $6,362,886 at December 31, 2001 and 2000, respectively. During 2001, additions to such loans were $1,177,107 and repayments totaled $596,578.

         Financial instruments involving potential credit risk are predominately with commercial loans. Of the $124,095,436 of total loans noted above, $80,498,000 are related to commercial loans secured by real estate. A downturn in the local or national economy could have a significant impact on real estate values which in turn could have a material adverse effect on the Company's consolidated financial position and results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2001 and 2000, the Bank had pre-approved but unused lines of credit and commitments totaling $984,333 and $1,015,787, respectively, to executive officers, directors and their affiliates.


NOTE F - PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 2001 and 2000, are summarized as follows:

                                                                  2001                2000
                                                              ----------          ----------
         Land and improvements                                $  677,852          $  677,852
         Building and improvements                             1,503,006           1,480,353
         Furniture, fixtures and equipment                     2,125,445           1,977,683
         Automobiles                                              53,375              53,375
                                                              ----------          ----------
                          Total cost                          $4,359,678          $4,189,263
         Less accumulated depreciation                         1,346,137             933,081
                                                              ----------          ----------

                          Net premises and equipment          $3,013,541          $3,256,182
                                                              ==========          ==========


NOTE G - FORECLOSED REAL ESTATE

         During 2001, the Bank acquired foreclosed real estate with a carrying value of $536,900 and such property is expected to be disposed of in the near term. No foreclosures occurred in 2000 or 1999. No gains or losses on foreclosed real estate were incurred in 2001.


NOTE H - DEPOSITS

         Certificates of deposit maturing in years subsequent to December 31, 2001, are as follows:

                Year ending
                      2002                                           $ 81,110,303
                      2003                                             14,230,522
                      2004                                              3,952,239
                      2005                                                      -
                 Thereafter                                               199,032
                                                                     -------------

                               Total certificates of deposit         $ 99,492,096
                                                                     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The aggregate of time deposits in excess of $100,000 amounted to $54,948,487 and $44,837,566 as of December 31, 2001 and 2000, respectively.

         Deposit overdrafts, classified as loans for financial reporting purposes, amounted to $51,825 and $98,881 at December 31, 2001 and 2000, respectively.


NOTE I - BORROWED FUNDS

         At December 31, 2001 and 2000, borrowed funds consist of FHLB advances of $11,000,000 and $2,000,000, respectively. FHLB advances mature beginning in November of 2002 through March of 2011 and have rates ranging from 4.91% to 5.5% as of December 31, 2001. Residential 1 - 4 family mortgage loans pledged as collateral for the FHLB advances amounted to $4,213,461 as of December 31, 2000. During 2001, the FHLB started accepting real estate, commercial and multi-family residential loans as collateral for the FHLB advances. As of December 31, 2001, loans and securities pledged as collateral amounted to $16,305,641 and $2,770,415, respectively.


NOTE J - INCOME TAXES

         The Bank has available at December 31, 2001, $3,284,954 of unused net operating loss carryforwards that may be applied to offset federal tax liabilities of future years and expire in varying amounts through December 31, 2016.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

                                                             2001                2000
                                                         ----------          ----------
         Deferred tax assets:
             Allowance for loan losses                   $  626,866          $  663,757
             Pre-opening costs                               38,339              95,847
             Net operating losses                         1,266,029           1,195,442
             Other assets                                    28,673              17,553
                                                         ----------          ----------
                 Net deferred tax assets                 $1,959,907          $1,972,599
                                                         ----------          ----------

         Deferred tax liabilities:
             Unrealized gain on securities               $  108,199          $       --
             Depreciation                                   182,940             138,001
                                                         ----------          ----------
                 Total deferred tax liabilities          $  291,139          $  138,001
                                                                             ----------

                 Net deferred tax assets                 $1,668,768          $1,834,598
                                                         ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES (Continued)

     The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

                                                    2001                 2000              1999
                                                  -------          -----------           -------
Tax at the statutory federal rate                 $38,236          $   147,331           $    --

Increase (decrease) resulting from:
         State income taxes, net of
             federal benefit                        3,649               14,121                --
         Nondeductible expenses and
             other permanent differences           22,393               28,523                --
         Recognized net operating loss                 --             (189,975)               --
         Adjustment to deferred tax
             asset valuation allowance                 --           (1,834,598)               --
                                                  -------          -----------           -------

              Provision for income taxes
                 included in operations           $64,278          $(1,834,598)          $    --
                                                  =======          ===========           =======


NOTE K - STOCKHOLDERS' EQUITY

     On November 20, 2000, the Bank distributed 158,904 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, common stock was increased by $794,520 and additional paid-in capital was decreased by $794,794. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have restated to reflect the stock dividend.

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share would normally reflect the potential dilution that could occur if the Bank's management and director stock options were exercised. At December 31, 2001, the incremental shares from assumed option conversions to purchase 55,575 shares of common stock at a price of $6.36/$6.95 are included in computing the diluted per share amounts. Options to purchase 123,250 shares of common stock at prices ranging from $12.50 to $7.61 were outstanding at the end of the year but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of $7.11 per share.

     At December 31, 2000, the incremental shares from assumed option conversions to purchase 35,130 shares of common stock at a price of $6.25/$6.59 are included in computing the diluted per share amounts. Options to purchase 127,650 shares of common stock at prices ranging from $12.27 to $7.61 were outstanding at the end of the year but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of $7.29 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with SFAS 138, "Earnings Per Share", the disclosure of basic and diluted earnings per share for 1999 have been adjusted to reflect the change in capital structure. At December 31, 1999, assumption of the exercise of the stock options would have an antidilutive effect on net loss per share and, as a result, the common shares related to the potential exercise of the stock options are not included in the weighted average number of common shares outstanding for the calculation of diluted net loss per share.

     The following data shows the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for 1999 reflect a ten percent stock dividend paid in 2000.


                                                    2001                2000                 1999
                                                ----------          ----------          -----------
         Income (loss) available to common
            stockholders used in basic EPS      $   48,180          $2,267,883          $  (733,391)
                                                ==========          ==========          ===========

         Weighted average number of common
            shares used in basic EPS             1,748,421           1,748,421            1,595,864

         Effect of dilutive securities:
            Stock options                            4,394               4,422                   --
                                                ----------          ----------          -----------

         Weighted average number of common
           shares and dilutive potential common
           stock used in diluted EPS             1,752,815           1,752,843            1,595,864
                                                ==========          ==========          ===========


NOTE L - BUILDING LEASES

     The Bank leases the building for one of its branches from a stockholder, who is also a member on the Board of Directors, under an operating lease with a term extending through 2013. The lease contains three renewal options for three consecutive periods of ten years each. Rent paid to the above-mentioned related party amounted to $189,384, $184,384 and $181,884 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2000, the Bank began leasing the building for its new branch from a company whose stockholders include a member on the Bank's Board of Directors. The lease has a term extending through 2015 and contains three renewal options for three consecutive periods of ten years each. Beginning with the first month of the sixth year of the initial lease term and beginning with the first month of each year thereafter during the initial lease term, annual rent shall increase by two percent of the prior lease years' annual rent. Rent paid to the above-mentioned related party amounted to $55,335and $23,056 for the years ended December 31, 2001 and 2000, respectively

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments due under the above leases are as follows:

             Year ending
              2002                                 $   247,220
              2003                                     253,532
              2004                                     257,497
              2005                                     262,646
              2006                                     267,899
         Thereafter                                  2,057,458
                                                   -----------

         Total minimum lease payments              $ 3,346,252
                                                   ===========

     Total rental expense relating to the operating leases was $244,719, $207,440 and $181,884 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE M - EMPLOYEE BENEFIT PLANS

     EMPLOYMENT AGREEMENT. To ensure a stable and competent management base, the Bank has entered into employment contracts with its president and executive vice president through August 24, 2002, that provide for a minimum annual salary, as well as certain other benefits. The Board of Directors cannot terminate the agreements, except for just cause, without prejudicing the officers' rights to receive certain vested rights, including compensation. In the event of a change in control of the Bank, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

     RETIREMENT PLAN. Effective January 1, 1998, the Bank implemented a defined contribution profit-sharing plan for the benefit of substantially all of its employees upon their retirement, death or disability. The plan covers employees who have at least six months of service prior to the two effective dates for plan entrance. Under the terms of the plan, participants may contribute up to 15% of their compensation to the plan through a salary reduction arrangement. For each plan year, the Bank may contribute to the plan an amount of matching contributions determined by the Bank at its discretion. The Bank, at the option of the Board of Directors, may contribute additional discretionary amounts. Contributions to the plan for the years ended December 31, 2001, 2000 and 1999, were $82,027, $67,380 and $62,680, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - STOCK BASED COMPENSATION

     STOCK OPTION PLANS.

     EMPLOYEE. During 1997, the Bank established the High Street Banking Company Management Stock Option Plan to provide incentive compensation. The Plan permits the grant of nonqualified stock options and incentive stock options for up to 120,000 shares of common stock. The exercise price of each option is equal to the market price of the Bank's stock on the date of grant. All options vest 20% a year over a five-year period. All unexercised options expire ten years after the date of grant.

     DIRECTOR. During 1998, the Bank established the High Street Banking Company Non-Employee Director Stock Option Plan to provide compensation for attendance at Board and Committee meetings. The Plan permits the grant of nonqualified stock options for up to 120,000 shares of common stock. The exercise price of each option is equal to the market price of the Bank's stock on the date of grant. All options are fully vested and immediately exercisable.

     ADJUSTMENTS TO STOCK OPTIONS. Both the Corporation's Management Stock Option Plan and Non-Employee Director Stock Option Plan (collectively, the "Option Plans") provide that, in the event the Bank shall pay a share dividend, then (i) the number of shares of Common Stock then subject to options under the Options Plans, (ii) the number of shares of Common Stock reserved for issuance pursuant to the Option Plans but not yet covered by options, and (iii) the price of shares subject to options under the Option Plan shall be adjusted as determined to be appropriate and equitable by the Board of Directors to prevent dilution or enlargement of rights.

     A summary of the Bank's option plans as of and for the years ended December 31, 2001 and 2000, is as follows:

                                              MANAGEMENT STOCK OPTION PLAN
                          ------------------------------------------------------------------------
                                       Options                                            Weighted
                          -----------------------------             Exercise              Average
                           Available                                  Price               Exercise
                           for Grant         Outstanding             Per Share              Price
                          ---------          -----------          --------------         ----------
December 31, 1998            38,775              93,225           $ 10.00/$12.27         $   10.15
     Granted                 (4,400)              4,400           $        12.50         $   12.50
     Exercised                   --                (110)          $        10.00         $   10.00
                           --------           ---------           --------------         ---------

December 31, 1999            34,375              97,515           $ 10.00/$12.50         $   10.25
     Granted                (20,075)             20,075           $   6.59/$8.18         $    7.10
     Forfeited                3,190              (3,190)          $ 10.00/$11.36         $   10.94
                           --------           ---------           --------------         ---------

December 31, 2000            17,490             114,400           $  6.59/$12.50         $    9.68
     Granted                 (2,100)              2,100           $    6.36/6.50         $    6.43
     Forfeited                4,400              (4,400)          $   8.18/12.18         $   10.52
                           --------           ---------           --------------         ---------

December 31, 2001          $ 19,790           $ 112,100           $   6.36/12.50         $    9.59
                           ========           =========           ==============         =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
                      ---------------------------------------------------------------------------
                                      Options                                           Weighted
                           -----------------------------           Exercise             Average
                           Available                                 Price              Exercise
                           for Grant         Outstanding          Per Share              Price
                           --------          -----------        -------------          ---------
December 31, 1998           125,453             6,547           $11.36/$11.48          $   11.45
     Granted                (20,621)           20,621           $        7.61          $    7.61
     Exercised                   --            (1,268)          $11.36/$11.50          $   11.44
                             ------            ------           -------------          ---------

December 31, 1999           104,832            25,900           $ 7.61/$11.50          $    8.40
     Granted                (22,480)           22,480           $        6.25          $    6.25
                             ------            ------           -------------          ---------

December 31, 2000            82,352            48,380           $ 6.25/$11.50          $    7.40
     Granted                (18,345)           18,345           $        6.95          $    6.95
                             ------            ------           -------------          ---------

December 31, 2001            64,007            66,725           $ 6.25/$11.50          $    7.28
                             ======            ======           =============          =========

     The Bank has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB 25, no compensation cost is recognized by the Bank when stock options are granted because the exercise price equals the market price of the underlying common stock on the date of grant. Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Bank's net income would have been decreased to the pro forma amounts indicated below.

     The weighted-average fair value per share of options granted in 2001, 2000 and 1999 amounted to $2.27, $2.19 and $2.71, respectively. Fair values were estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:


                                       2001             2000             1999
                                  -------------      -------------   -------------
Risk-free interest rate           6.25% - 3.94%      4.98% - 6.74%   4.96% - 6.36%
Dividend yield                               0%                 0%              0%
Volatility                        28.2% - 24.0%     20.7% - 25.02%    9.4% - 18.2%
Expected life                          5 years             5 years        5 years



                                       2001             2000             1999
                                  -------------      -------------   -------------
Net income
     As reported                  $      48,180       $ 2,267,883     $  (733,391)
     Pro forma                            1,678         2,174,528        (795,096)

Net income per share
     As reported                  $         .03       $      1.30     $      (.46)
     Pro forma                    $         .00       $      1.24            (.50)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include lines of credit and loan commitments and involve elements of credit risk in excess of amounts recognized in the accompanying financial statements. The Bank's risk of loss with the lines of credit and loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate, stocks, bonds and time deposits with financial institutions. The Bank's lending is concentrated primarily in Catawba and Buncombe Counties of North Carolina and the surrounding communities. Credit has been extended to certain of the Bank's customers through multiple lending transactions.

    Financial instruments whose contract amounts represent potential credit risk at December 31, 2001 and 2000, are as follows:

                                         2001                 2000
                                     -----------          -----------
Loan commitments                     $23,807,615          $16,017,040
Undisbursed lines of credit            3,989,711            2,542,003
Letters of credit                         74,006              274,066

     The Bank maintains its cash accounts in commercial banks. Accounts at the banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 each. At December 31, 2001 and 2000, the Bank had cash balances that exceeded the FDIC insured limit.


NOTE P - REGULATORY MATTERS

     The Bank, as a North Carolina banking corporation, may pay cash dividends only out of undivided profits as determined pursuant to North Carolina General Statutes. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure the financial soundness of the Bank.

     The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - REGULATORY MATTERS (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of Total and Tier 1 Risk-Based Capital and of Leveraged Capital. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject, as set forth below:

                                                                                                      To be Well
                                                                       For Capital             Capitalized Under Prompt
                                          Actual                    Adequacy Purposes        Corrective Action Provisions
As of December 31, 2001            Amount          Ratio          Amount          Ratio         Amount           Ratio
                                   ------          -----          ------          -----         ------           -----

Total Risk-Based Capital       $  14,897,000      10.93%       >$ 10,905,840      >8.00%        >$13,632,300    >10.00 %
                                                               -                  -             -               -

Tier 1 Risk-Based Capital      $  13,271,000       9.73%       >$  5,452,920      >4.00%        >$ 8,179,380    > 6.00 %
                                                               -                  -             -               -

Leveraged Capital              $  13,271,000       7.99 %      >$  6,645,560     >4.00%         >$ 8,306,950    > 5.00 %
                                                               -                 -              -               -


                                                                                                      To be Well
                                                                       For Capital             Capitalized Under Prompt
                                          Actual                    Adequacy Purposes        Corrective Action Provisions
As of December 31, 2000            Amount          Ratio          Amount          Ratio         Amount           Ratio
                                   ------          -----          ------          -----         ------           -----

Total Risk-Based Capital       $  14,622,000       13.01%       >$ 8,850,000      >8.00%     >$11,063,000      >10.00%
                                                                -                 -          -                 -

Tier 1 Risk-Based Capital      $  13,213,000       11.76%       >$ 4,425,000      >4.00%     >$ 6,638,000      > 6.00%
                                                                -                 -          -                 -

Leveraged Capital              $  13,213,000        8.85%       >$ 3,609,000      >3.00%     >$ 6,014,000      > 5.00%
                                                                -                 -          -                 -


NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash and due from banks, federal funds sold, interest bearing deposits, investment securities, loans, and deposit accounts. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         CASH AND CASH EQUIVALENTS. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value because of the short-term maturities of those instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INVESTMENT SECURITIES. Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

         LOANS. The fair values for loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms.

         DEPOSITS. The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

         OFF-BALANCE SHEET INSTRUMENTS. Fair values for the Bank's off-balance sheet instruments, primarily loan commitments, are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties' credit standing.

         The carrying amounts and estimated fair values of the Bank's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000:

                                                         2001                                    2000
                                            ---------------------------------       -------------------------------
                                               Carrying            Estimated          Carrying           Estimated
                                                Amount            Fair Value           Amount           Fair Value
                                            ------------         ------------       ------------       ------------
Assets:
     Cash and cash equivalents              $ 13,961,133         $ 13,961,133       $  9,744,027       $  9,774,027
     Securities available-for-sale            18,580,410           18,580,410         23,403,457         23,403,457
     Loans                                   124,061,201          128,887,185        108,978,809        107,901,071
Liabilities:
     Deposits                                135,535,459          136,826,077        129,127,587        129,551,797
    Federal Home Loan Bank loan               11,000,000           12,412,834          2,000,000          1,452,380

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEMS 9-12.

         Items 9 through 12 are incorporated by reference to the sections captioned "Principal Shareholders and Holdings of Management," "Election of Directors," "Executive Officers," "Executive and Director Compensation," "Certain Transactions," and "Section 16(a) Beneficial Ownership Reporting Compliance" included in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2002, which we intend to mail to shareholders and file with the SEC on or before April 30, 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

Exhibit No.                           Document Description

3.1                 Articles of Incorporation (1)

3.2                 Bylaws (1)

4.1                 Article 7 of the Company's Articles of Incorporation (1)

4.2                 Article II, Article VII, Section 8.3, Section 8.4 and
                    Section 9.1 of the Company's Bylaws (1)

10.1 High Street Corporation Non-Employee Director Stock Option Plan, dated October 31, 2001 (2) (3)

10.2 High Street Corporation Management Stock Option Plan, dated October 31, 2001 (2) (3)

10.3 Employment Agreement of J. Edgar McFarland (3) (filed herewith)

10.4                Employment Agreement of Anne D. Martin (3) (filed herewith)

10.5                Salary Continuation Agreement of A.C. Honeycutt, Jr. (3)
                    (filed herewith)

10.6                Lease Agreement - Asheville, North Carolina Real Estate
                    (filed herewith)

10.7                Services Agreement with BISYS, Inc. (filed herewith)

10.8                Agreement with AAG Securities, Inc. (filed herewith)

10.9 Lease Agreement - North Asheville, North Carolina Real Estate (filed herewith)

21                  Subsidiaries (filed herewith)

23                  Consent of Whisnant & Company, LLP (filed herewith)


(1) This exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the Company's Form 8-K dated November 1, 2001.

(2) This exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the Company's Form S-8 dated November 6, 2001.

(3) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (B) REPORTS ON FORM 8-K

         On November 1, 2001 the Company filed a Report on Form 8-K disclosing the completion of a share exchange with the Bank pursuant to which each share of the Bank Common Stock was automatically exchanged for one share of Company Common Stock and the Bank became a wholly owned subsidiary of the Company.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HIGH STREET CORPORATION


Dated: March 26, 2002             By: /s/ J. Edgar McFarland
                                      -----------------------------------------
                                          J. Edgar McFarland
                                          President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Capacity                    Date
       ---------                         --------                    ----

/s/ J. Edgar McFarland        President, Chief Executive          March 26, 2002
----------------------------  Officer and Director (Principal
J. Edgar McFarland            Executive Officer)

/s/ Anne D. Martin            Chief Financial Officer             March 26, 2002
----------------------------  (Principal Financial Officer and
Anne D. Martin                Principal Accounting Officer)

/s/ Wilbur F. Boswell, III    Director                            March 26, 2002
----------------------------
Wilbur F. Boswell, III

/s/ M. Hunt Broyhill          Director                            March 26, 2002
----------------------------
M. Hunt Broyhill

/s/ Lynda Lea DeHart          Director                            March 26, 2002
----------------------------
Lynda Lea DeHart

/s/ James R. Hodges           Director                            March 26, 2002
----------------------------
James R. Hodges

/s/ Jimmy R. Jacumin          Director                            March 26, 2002
----------------------------
Jimmy R. Jacumin

/s/ Hurshell H. Keener        Director                            March 26, 2002
----------------------------
Hurshell H. Keener

     Signature                            Capacity                Date
     ---------                            --------                ----


/s/ Christine M. McGuire                  Director                March 26, 2002
-----------------------------
Christine M. McGuire

/s/ Marvin M. Pearlman                    Director                March 26, 2002
-----------------------------
Marvin M. Pearlman

/s/ Robert B. Peterson                    Director                March 26, 2002
-----------------------------
Robert B. Peterson

/s/ Robert A. Richie                      Director                March 26, 2002
-----------------------------
Robert A. Richie

/s/ Carl H. Ricker, Jr.                   Director                March 26, 2002
-----------------------------
Carl H. Ricker, Jr.

/s/ Victor C. Shealy, Jr.                 Director                March 26, 2002
-----------------------------
Victor C. Shealy, Jr.

/s/ A. Alex Shuford                       Director                March 26, 2002
-----------------------------
A. Alex Shuford

/s/ John T. South                         Director                March 26, 2002
-----------------------------
John T. South

/s/ John S. Stevens                       Director                March 26, 2002
-----------------------------
John S. Stevens

/s/ William F. Stokes, Jr.                Director                March 26, 2002
-----------------------------
William F. Stokes, Jr.

/s/ Karl H. Straus                        Director                March 26, 2002
-----------------------------
Karl H. Straus

/s/ Pamela Mills Turner                   Director                March 26, 2002
-----------------------------
Pamela Mills Turner

                             HIGH STREET CORPORATION


                                INDEX TO EXHIBITS


Exhibit No.     Document Description                                                    Page Number
-----------     --------------------                                                    -----------

3.1             Articles of Incorporation                                                  (1)

3.2             Bylaws                                                                     (1)

4.1             Article 7 of the Company's Articles of Incorporation                       (1)

4.2             Article II, Article VII, Section 8.3, Section 8.4 and Section 9.1 of the   (1)
                Company's Bylaws

10.1            High Street Corporation Non-Employee Director Stock Option Plan, dated     (2)
                October 31, 2001(3)

10.2            High Street Corporation Management Stock Option Plan, dated October 31,    (2)
                2001 (3)

10.3            Employment Agreement of J. Edgar McFarland (3)                             19

10.4            Employment Agreement of Anne D. Martin (3)                                 27

10.5            Salary Continuation Agreement of A.C. Honeycutt, Jr. (3)                   34

10.6            Lease Agreement - Asheville, North Carolina Real Estate                    36

10.7            Services Agreement with BISYS, Inc.                                        52

10.8            Agreement with AAG Securities, Inc.                                        69

10.9            Lease Agreement - North Asheville, North Carolina Real Estate              84

21              Subsidiaries                                                              105

23              Consent of Whisnant & Company, LLP                                        106


(1) This exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the Company's Form 8-K dated November 1, 2001.

(2) This exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the Company's Form S-8 dated November 6, 2001.

(3) Management contract or compensatory plan or arrangement required to be filed as an exhibit.