Form 10QSB
period 2002-03-31
HIGH STREET CORP
filed 2002-05-14
CIK 1161639

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20529

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the quarterly period ended                March 31, 2002

                                      or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________ .

                             HIGH STREET CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              North Carolina                               56-2248395
------------------------------------------     ---------------------------------
         (State or other jurisdic-                      (I.R.S Employer
         tion of incorporation                         Identification No.)
         or organization)

         1310 Hendersonville Road
               Asheville, NC                                 28803
------------------------------------------     ---------------------------------
          (Address of principal                            (Zip Code)
           executive offices)

Issuer's telephone number:  (828) 277-5001

Former name, former address and former fiscal year, if changed since last report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X                       No
                   ----------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, no par value: 1,748,421 shares outstanding as of March 31, 2002


Transitional Small Business Disclosure Format (check one).

               Yes                              No      X
                   ----------                      ----------

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                    HIGH STREET CORPORATION AND SUBSIDIARIES

                      Condensed Balance Sheets (Unaudited)

                        March 31, 2002 and March 31, 2001

                                                March 31, 2002   March 31, 2001
                                                --------------   --------------
                                     ASSETS

Cash and due from banks                         $   3,718,098    $   2,124,051
Federal funds sold                                  8,877,000       16,753,000
Interest bearing deposits                           1,226,064          790,837
                                                -------------    -------------
        Total cash and cash equivalents            13,821,162       19,667,888

Securities available-for-sale                      20,358,749       19,502,380
Securities held-to-maturity                           601,000          601,000
Loans                                             124,886,390      118,903,353
Less allowance for loan losses                     (1,670,943)      (1,733,167)
                                                -------------    -------------
        Net loans                                 123,215,447      117,170,186
Premises and equipment, net                         2,918,903        3,198,442
Other assets                                        3,447,157        3,219,539
                                                -------------    -------------

        Total assets                            $ 164,362,418    $ 163,359,435
                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                         $   9,787,956    $   8,014,662
    Money market and Savings                       28,261,142       20,876,722
    Time                                          100,025,862      106,560,448
                                                -------------    -------------
        Total deposits                            138,074,960      135,451,832
Borrowed funds                                     11,000,000       12,000,000
Other Liabilities                                     436,970          602,692
                                                -------------    -------------
        Total liabilities                         149,511,930      148,054,524

Stockholders' equity
    Common stock, no par value; 20,000,000
      shares authorized; 1,748,421 shares
      issued and outstanding                        8,742,105        8,742,105
    Additional paid-in capital                      8,268,499        8,268,499
    Unrealized gain (loss) on securities               76,731          513,521
    Retained earnings                              (2,245,208)      (2,293,388)
                                                -------------    -------------
    Current year income (loss)                          8,361           74,174
                                                -------------    -------------
        Total shareholders' equity                 14,850,488       15,304,911

        Total liabilities and
          shareholders' equity                  $ 164,362,418    $ 163,359,435
                                                =============    =============

                       SEE NOTES TO FINANCIAL STATEMENTS

                    HIGH STREET CORPORATION AND SUBSIDIARIES

                 Condensed Statements of Operations (Unaudited)

                   Three Months Ended March 31, 2002 and 2001


                                          Three months ended  Three months ended
                                            March 31, 2002      March 31, 2001
                                            --------------      --------------
                                             (Unaudited)         (Unaudited)

Interest income
    Loans                                    $ 1,945,794         $ 2,482,116
    Investment securities                        288,512             381,568
    Federal funds sold                            19,716              72,972
                                             -----------         -----------
        Total interest income                  2,254,022           2,936,656
                                             -----------         -----------

Interest expense
    Money market and interest-bearing
      demand                                     134,740             165,115
    Certificates of deposit                      993,864           1,574,207
    Interest on borrowed funds                   131,173              88,656
                                             -----------         -----------
        Total interest expense                 1,259,777           1,827,978
                                             -----------         -----------
        Net interest income                      994,245           1,108,678
Provision for loan losses                        (45,000)            (45,000)
                                             -----------         -----------
        Net interest income after
          provision for loan losses              949,245           1,063,678
                                             -----------         -----------


Noninterest income
    Service charges and customer fees             78,149              58,984
    Mortgage fee income                          122,980              63,236
    Rental Income                                 13,874              16,802
    Other                                         12,834              71,461
                                             -----------         -----------
        Total noninterest income                 227,836             210,483
                                             -----------         -----------

Noninterest expense
    Salaries, wages and employee benefits        591,379             532,822
    Occupancy and equipment                      235,660             247,698
    Advertising and business promotion            56,088              46,719
    Data processing                               89,898              80,894
    Other                                        195,695             291,854
                                             -----------         -----------
        Total noninterest expense              1,168,719           1,199,987
                                             -----------         -----------

Net gain (loss)                              $     8,362         $    74,174
                                             ===========         ===========

Net gain (loss) per common share             $      0.01         $      0.04
                                             ===========         ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                    HIGH STREET CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended    Three Months Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                               $        8,362        $       74,174
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
        Depreciation                                                $      106,634        $      109,240
        Charge offs                                                           --                 (35,333)
        Loan Loss Provision                                                 45,000                45,000
    Changes in assets and liabilities
        (Increase) Decrease in other assets                                (30,209)             (279,770)
        Increase (decrease) in other liabilities                           (98,025)              108,142
                                                                    --------------        --------------
          Net cash used in operating activities                     $       31,762        $       21,453

CASH FLOWS FROM INVESTING ACTIVITIES
    (Purchases) Sale of available-for-sale securities               $   (1,778,339)       $    3,631,276
    (Purchases) Sale of held-to-maturity securities                           --                (330,200)
    Net increase in loans                                                 (825,189)           (9,924,545)
    Purchase of premises and equipment                                     (11,996)               21,416
                                                                    --------------        --------------
          Net cash used in investing activities                     $   (2,615,524)       $   (6,602,053)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                        $    2,539,501        $    6,301,092
    Net increase (decrease) in federal funds purchased                        --              10,000,000
    Cash dividends paid                                                                             (274)
    Proceed from sale of common stock                                         --                    --
    Unrealized gain (loss) on Securities                                   (95,713)              173,643
                                                                    --------------        --------------
          Net cash provided by financing activities                 $    2,443,788        $   16,474,461
                                                                    --------------        --------------

          Net increase (decrease) in cash and cash equivalents            (139,974)            9,893,861

    Cash and cash equivalents, beginning of period                  $   13,961,136        $    9,774,027
                                                                    --------------        --------------

    Cash and cash equivalents, end of period                        $   13,821,162        $   19,667,888
                                                                    ==============        ==============

          SUPPLEMENTAL DISCLOSURE
          -----------------------

          Interest expense paid, year to date                       $    1,237,777        $    1,827,977
                                                                    ==============        ==============

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

         High Street Investment Services, a wholly-owned subsidiary of High Street Banking Company, was incorporated on June 30, 1998, to provide brokerage services for various investment and insurance products.

         On October 30, 2001, High Street Corporation (the "Holding Company") was formed as a holding company for High Street Banking Company. Upon formation, one share of the Holding Company's no par value common stock was exchanged for each of the then outstanding 1,748,421 shares of High Street Banking Company's $5 par value common stock. The Holding Company currently has no operations and conducts no business on it own other than owning High Street Banking Company.

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

         Investments in debt and equity securities classified as available-for-sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported as a net amount, net of related income taxes, as a separate component of stockholders' equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost basis for the security.

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

         As a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), the Bank is required to maintain an investment in the stock of the FHLB. Investment in the stock, which is classified in the other asset category, was $600,000 as of March 31, 2002, and is pledged as collateral for advances from the FHLB. No ready market exists for the stock, which is carried at cost.

         LOANS. Loans are reported at the outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Loan fees are accounted for in accordance with the SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred. Upon the expiration of unfunded commitments the related fees are recognized into income as loan fees. Loan origination fees on funded commitments and related direct costs are amortized into income on loans as yield adjustments over the contractual life of related loans using the level yield method. As of March 31, 2002, the unamortized deferred loan fees and origination costs amounted to $3,441.

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

         FORECLOSED REAL ESTATE. Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. As of March 31, 2002, the Bank had $573,531 of foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Any cost incurred to improve the property are capitalized and included in the carrying amount. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

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

NOTE B - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for the three months ended March 31, 2001 and 2000:

                                             2002                      2001
                                             ----                      -----
Balance, beginning of period              $1,625,943                $1,721,628

Provision for loan losses                     45,000                    45,000
Less:
         Charge-offs                            --                      33,461
         Recoveries                             --                        --

Balance, end of period                    $1,670,943                $1,733,167
                                          ==========                ==========

NOTE C - SUBSEQUENT EVENT

        On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation ("Capital"), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $641 million in assets as of March 31, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Lee, Alamance, Chatham, Granville, Warren and Northampton Counties of North Carolina.

        Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory and shareholder approvals, and is expected to occur in the latter half of 2002, each share of the Company's common stock will be exchanged for .747 of a share of Capital common stock. If the average closing price of Capital's common stock for the most recent 20 trading days ending on the third day prior to the Company shareholders meeting called to consider the merger is less than $12.50 per share but at least $11.25, the exchange ratio is subject to upward adjustment so that within such range the cash value of the Capital common stock issuable in the merger is fixed. If the average closing price of Capital's common stock during such measurement period is less than $11.25, the Company would have the right to terminate the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Financial Condition and Revenue Growth

Deposits have grown to $138,074,960 at March 31, 2002 as compared with $135,451,833 at March 31, 2001. Loans outstanding were $124,886,390 at March 31,
2002 as compared with $118,903,353 at March 31, 2001. Securities available-for-sale were $20,358,749 and federal funds sold were $8,877,000 at March 31, 2002 as compared with $19,502,380 and $16,753,000, respectively, at March 31, 2001. Total assets have grown to $164,362,418 at March 31, 2002 from $163,359,435 at March 31, 2001.

Deposit rates are designed to attract checking, savings and money market accounts, as well as certificates of deposit. Certificate of deposit rates have been priced competitively in the markets we serve.

Demand deposits (including both non-interest demand and money market accounts) are the core of a reliable and cost effective base of deposits. Total demand deposits grew from approximately $28.9 million at March 31, 2001 to approximately $38.0 million at March 31, 2002 . Certificates of deposit held by customers in our market areas remained constant at approximately $42 million at March 31, 2001 and 2002. Brokered deposits consisting of certificates of deposit held by customers outside our market areas and which we acquired in brokered transactions fell from approximately $64 million at March 31, 2001 to approximately $58 million at March 31, 2002. There is no concentration of deposits from one individual or entity; the Company had 38.5% of its total deposits in the $100,000 or greater certificate of deposit category at March 31, 2002 as compared with 29.2% at March 31, 2001.

One of our primary goals for 2002 is to continue to build a base of high quality earning assets in order to support sustained revenue growth. Our loan portfolio, our primary earning asset, grew from $118,903,353 at March 31, 2001 to $124,886,390 at March 31, 2002. This growth was achieved while maintaining a high quality loan mix of commercial, consumer and residential mortgage loans. At March 31, 2002, commercial loans made up 83% of all loans; consumer loans, 5%; and residential mortgages, 12%.

Another major component of revenue growth is income earned as a result of fee based services provided to individuals and businesses. It is management's plan to support the continued development of fee based service revenues as a major component of sustained revenue growth. Fee based service revenue grew 8% to $227,836 for the first three months of 2002 as compared to $210,483 for the first three months of 2001.

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

Liquidity and Capital Ratios

Our liquidity position is generally determined by the need to respond to short-term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How we respond to these needs is affected by our ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, and the ability to borrow funds from other sources. Our primary sources of liquidity are cash and cash equivalents, deposit growth, available-for-sale securities, and the cash flows from principal and interest payments on loans and other earning assets. In addition, we are able to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB"), are also able to purchase federal funds, on a short term basis, from other financial institutions, and have a borrowing capacity from the Federal Reserve Discount Window.

Our liquidity ratio, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and investment securities, as a percentage of net deposits and short-term liabilities, was 20% at March 31, 2002 compared to 26% at March 31, 2001. As a result of our management of liquid assets and the ability to generate liquidity with increased deposits, management believes that our overall liquidity is sufficient to satisfy depositors' requirements and meet customers' credit needs.

At March 31, 2002, our total stockholder equity was approximately $14,850,488. At March 31, 2002, our capital to assets ratio was 9.04%.

All capital ratios place us in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures adopted by the FDIC and set forth at 12 C.F.R. 325.103(b). A bank is considered to be "well-capitalized" if it has a Tier I ratio of 6.0% or greater, a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater. The Tier I capital ratio is generally defined as the ratio of shareholders' equity less all intangible assets and goodwill to risk-adjusted assets. The total risk-based capital ratio is defined as the ratio of tier I capital plus allowance for loan losses to risk-adjusted assets. The leverage ratio is defined as the ratio of tier I capital to total average assets. Our Tier I capital ratio at March 31, 2002 was 9.55%. Our leverage ratio was 8.37% and our total risk-based capital ratio was 10.75%

                                 CAPITAL RATIOS

                                                  Regulatory    Well Capitalized
                                 March 31, 2002     Minimum           Banks
                                 --------------     -------           -----

    Tier I risk-based capital           9.55%         4.0%             6.0%
    Total risk-based capital           10.75%         8.0%            10.0%
    Leverage                            8.37%         4.0%             5.0%


Results of Operations - Three Months Ended March 31, 2002 and March 31, 2001

The net result of operations for the three months ended March 31, 2002 was a gain of $8,362 compared to $74,174 in the three months ended March 31, 2001. Before provision for loan losses and deferred income taxes, the Company had net income of $60,318 for the three months ended March 31, 2002 and $159,183 for the three months ended March 31, 2001.

Net interest income, the major component of the Company's income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them.

Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company's net yield on its earning assets. Primarily as a result of a steep decline in short term interest rates, our net interest margin was 2.75% in the first three months of 2002 compared to 3.13% in the first three months of 2001.

Primarily as a result of the drop in net interest margin, net interest income totaled $994,245 for the three months ended March 31, 2002, as compared with $1,108,678 for the same period in 2001.

At March 31, 2002 we had one loan with a balance of $15,000 that was classified as non-performing. The allowance for loan losses at March 31, 2002 was $1,670,943 or 1.34% of total loans. At March 31, 2002, allowance for loan losses was $1,733,167, approximately 1.46% of total loans at that time. The purpose of the allowance account is to provide a reserve against the possibility of the unforeseen uncollectability of a portion of loans currently in the portfolio. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve recognition in estimating possible credit losses. Based on management's analysis of the loan account and management's experience with similar portfolios, it is management's belief that the allowance serves as a sufficient reserve for unforeseen events in the loan portfolio.

Non-interest income for the three months ended March 31, 2002 was $227,836 compared to $210,483 for the three months ended March 31, 2001. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to increase as the Company adds more accounts, and as our investment subsidiary, High Street Investment Services, Inc., continues to grow.

Total non-interest expense for the three months ended March 31, 2002 was $1,168,719 compared to $1,199,987 for the three months ended March 31, 2001. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees.

Our investments at March 31, 2002 were comprised of U.S. agency and corporate securities totaling $20.9 million as compared with approximately $20.1 million at March 31, 2001. The remainder of our investments is in the form of federal funds sold to correspondent banks, which totaled approximately $10.1 million at March 31, 2002, as compared with approximately $17.5 million at March 31, 2001. We have maintained a posture of very high liquidity in the form of federal funds sold and investment securities available for sale in order to fund loan demand and to ensure adequate liquidity.

Asset/Liability Management

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

Management uses a simulation model to assess the amount of earnings at risk due to changes in interest rates. As of March 31, 2002, based on an increase or decrease in interest rates of 200 basis points over a twelve month period, the model indicated that our net interest margin, the primary factor in our profitability, could be impacted by approximately +/- 8.9%.

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

Merger Agreement

On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation ("Capital"), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $641 million in assets as of March 31, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Lee, Alamance, Chatham, Granville, Warren and Northampton Counties of North Carolina.

Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory and shareholder approvals, and is expected to occur in the latter half of 2002, each share of the Company's common stock will be exchanged for .747 of a share of Capital common stock. If the average closing price of Capital's common stock for the most recent 20 trading days ending on the third day prior to the Company shareholders meeting called to consider the merger is less than $12.50 per share but at least $11.25, the exchange ratio is subject to upward adjustment so that within such range the cash value of the Capital common stock issuable in the merger is fixed. If the average closing price of Capital's common stock during such measurement period is less than $11.25, the Company would have the right to terminate the agreement.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No.    Document Description
-----------    --------------------

4.1            Article 7 of the Articles of Incorporation of High Street
               Corporation (2)

4.2 Article II, Article VII, Section 8.3, Section 8.4 and Section 9.1 of the Bylaws of High Street Corporation (3)

------------------

(1) This exhibit is incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.
(2) This exhibit is incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.


(b)      Reports On Form 8-K

The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 2002.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     HIGH STREET CORPORATION




Dated:  May 14, 2002                 By: /s/ J. Edgar McFarland
                                         ---------------------------------------
                                             J. Edgar McFarland
                                             President & Chief Executive Officer




Dated:  May 14, 2002                 By: /s/ Anne D. Martin
                                         ---------------------------------------
                                             Anne D. Martin, Executive
                                             Vice President and
                                             Chief Financial Officer

                             HIGH STREET CORPORATION


                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.    Document Description                                  Page Number
-----------    --------------------                                  -----------

4.1            Article 7 of the Company's Articles of Incorporation      (1)

4.2            Article II, Article VII, Section 8.3, Section 8.4         (2)
               and Section 9.1 of the Company's Bylaws

----------------

  (1) This exhibit is incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.
  (2) This exhibit is incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.