Form 10QSB
period 2002-06-30
HIGH STREET CORP
filed 2002-08-14
CIK 1161639

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20529

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2002

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ___________.

HIGH STREET CORPORATION

(Exact name of small business issuer as specified in its charter)

North Carolina	56-2248395

(State or other jurisdic- tion of incorporation or organization)	(I.R.S Employer Identification No.)

1310 Hendersonville Road Asheville, NC	28803

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (828) 277-5001

Former name, former address and former fiscal year, if changed since last report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value: 1,748,421 shares outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (check one).

Yes  [   ]      No  [X]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Balance Sheets (Unaudited)

June 30, 2002 and June 30, 2001

	June 30, 2002	June 30, 2001

ASSETS
Cash and due from banks	$3,441,198	$5,985,384
Federal funds sold	7,331,000	11,514,000
Interest bearing deposits	1,391,161	889,755

Total cash and cash equivalents	12,163,359	18,389,139
Securities available-for-sale	19,509,481	17,262,030
Securities held-to-maturity	601,000	601,000
Loans	128,325,226	123,007,005
Less allowance for loan losses	(1,686,486)	(1,778,167)

Net loans	126,638,740	121,228,838
Premises and equipment, net	2,838,148	3,122,779
Other assets	3,402,009	3,032,337

Total assets	$165,152,737	$163,636,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$12,598,473	$8,882,876
Interest-bearing demand	4,352,095	3,489,939
Savings and MMA	29,179,817	18,767,870
Time	92,686,881	104,720,719

Total deposits	138,817,266	135,861,404
Borrowed funds	11,000,000	12,000,000
Other Liabilities	203,537	453,101

Total liabilities	150,020,803	148,314,505
Stockholders’ equity
Common stock, no par value; 20,000,000 shares authorized; 1,748,421 shares issued and outstanding	8,742,105	8,742,105
Additional paid-in capital	8,268,499	8,268,499
Unrealized gain (loss) on securities	349,338	492,696
Retained earnings	(2,245,208)	(2,293,388)

Current year income (loss)	17,200	111,706

Total shareholders’ equity	15,131,934	15,321,618
Total liabilities and shareholders’ equity	$165,152,737	$163,636,123

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Statements of Operations

Three Months Ended June 30, 2002 and 2001

	Three months ended	Three months ended
	June 30, 2002	June 30, 2001

	(Unaudited)	(Unaudited)
Interest income Loans	$1,949,468	$2,436,814
Investment securities	273,208	339,214
Federal funds sold	18,279	102,710

Total interest income	2,240,955	2,878,738

Interest expense Money market and interest-bearing demand	169,989	183,211
Certificates of deposit	894,730	1,434,699
Interest on borrowed funds	132,666	143,339

Total interest expense	1,197,385	1,761,249

Net interest income	1,043,570	1,117,489
Provision for loan losses	(25,000)	(45,000)

Net interest income after provision for loan losses	1,018,570	1,072,489

Noninterest income Service charges and customer fees	66,654	60,603
Mortgage fee income	99,439	125,907
Rental Income	39,830	13,990
Other	16,724	25,985

Total noninterest income	222,647	226,485

Noninterest expense Salaries, wages and employee benefits	613,491	583,797
Occupancy and equipment	219,557	234,313
Advertising and business promotion	40,291	54,264
Data processing	87,687	91,961
Other	267,768	281,264

Total noninterest expense	1,228,794	1,245,599

Income before income taxes	$12,423	$53,375
Provision for income taxes	3,585	15,843

Net income	$8,838	$37,532

Net income (loss) per common share	$0.01	$0.03

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Statements of Operations

Six Months Ended June 30, 2002 and 2001

	Six months ended	Six months ended
	June 30, 2002	June 30, 2001

	(Unaudited)	(Unaudited)
Interest income Loans	$3,895,262	$4,918,930
Investment securities	561,719	720,781
Federal funds sold	37,995	175,682

Total interest income	4,494,976	5,815,393

Interest expense Money market and interest-bearing demand	304,729	348,325
Certificates of deposit	1,888,594	3,008,906
Interest on borrowed funds	263,839	231,995

Total interest expense	2,457,162	3,589,226

Net interest income	2,037,814	2,226,167
Provision for loan losses	(70,000)	(90,000)

Net interest income after provision for loan losses	1,967,814	2,136,167

Noninterest income Service charges and customer fees	144,802	119,587
Mortgage fee income	222,418	189,143
Rental Income	53,705	30,792
Other	29,558	52,545
Gain on sale of securities	—	44,901

Total noninterest income	450,483	436,968

Noninterest expense Salaries, wages and employee benefits	1,204,870	1,116,619
Occupancy and equipment	455,217	482,012
Advertising and business promotion	96,379	100,984
Data processing	177,585	172,855
Other	456,505	533,108

Total noninterest expense	2,390,556	2,405,578

Income before income taxes	$27,741	$167,557
Provision for income taxes	10,542	55,852

Net income	$17,199	$111,705

Net income (loss) per common share	$0.01	$0.06

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$17,200	$111,705
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	$190,857	$211,105
Charge offs	(9,464)	(33,461)
Loan Loss Provision	70,000	90,000
Changes in assets and liabilities
(Increase) Decrease in other assets	14,939	239,685
Increase (decrease) in other liabilities	(331,450)	(55,283)

Net cash used in operating activities	$(47,918)	$563,751

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) Sale of available-for-sale securities	$(929,071)	$5,871,627
(Purchases) Sale of held-to-maturity securities	—	(601,000)
Net increase in loans	(4,264,025)	(14,028,196)
Purchase of premises and equipment	(15,464)	(77,704)

Net cash used in investing activities	$(5,208,560)	$(8,835,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$3,281,807	$6,733,817
Net increase (decrease) in federal funds purchased	—	10,000,000
Cash dividends paid	—	—
Proceed from sale of common stock	—	—
Unrealized gain (loss) on Securities	176,894	152,817

Net cash provided by financing activities	$3,458,701	$16,886,634

Net increase (decrease) in cash and cash equivalents	(1,797,777)	8,615,112
Cash and cash equivalents, beginning of period	$13,961,136	$9,774,027

Cash and cash equivalents, end of period	$12,163,359	$18,389,139

SUPPLEMENTAL DISCLOSURE
Interest expense paid, year to date	$2,436,608	$1,729,419

SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION. High Street Banking Company (the “Bank”) was incorporated April 10, 1997, and began banking operations on August 25, 1997 in two locations, Asheville and Hickory, North Carolina. On August 22, 2000 the Bank opened a third branch in North Asheville, North Carolina. The Bank is engaged in general retail and commercial banking and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation.

     High Street Investment Services, a wholly-owned subsidiary of High Street Banking Company, was incorporated on June 30, 1998, to provide brokerage services for various investment and insurance products.

     On October 30, 2001, High Street Corporation (the “Holding Company”) was formed as a holding company for High Street Banking Company. Upon formation, one share of the Holding Company’s no par value common stock was exchanged for each of the then outstanding 1,748,421 shares of High Street Banking Company’s $5 par value common stock. The Holding Company currently has no operations and conducts no business on its own other than owning High Street Banking Company.

     The accounting and reporting policies of the Bank conform with generally accepted accounting principles (GAAP). A brief description of the Bank’s significant accounting policies is presented below.

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

     INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES. The Bank has adopted the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, the Bank classifies its debt and marketable equity securities as either trading, held-to-maturity, or available-for-sale. Mortgage-backed securities are accounted for in the same manner as debt and equity securities.

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

     Investments in debt and equity securities classified as available-for-sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses excluded from earnings and reported as a net amount, net of related income taxes, as a separate component of stockholders’ equity until realized. A decline in the fair value of any available-for-sale or held-to-maturity security below cost basis for the security.

     Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders’ equity. The unrealized holding gains or losses included in a separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with amortization or accretion of premium or discount on the associated security.

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

     As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Bank is required to maintain an investment in the stock of the FHLB. Investment in the stock, which is classified in the other asset category, was $600,000 as of June 30, 2002, and is pledged as collateral for advances from the FHLB. No ready market exists for the stock, which is carried at cost.

     LOANS. Loans are reported at the outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Loan fees are accounted for in accordance with the SFAS No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Under SFAS No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred. Upon the expiration of unfunded commitments the related fees are recognized into income as loan fees. Loan origination fees on funded commitments and related direct costs are amortized into income on loans as yield adjustments over the contractual life of related loans using the level yield method. As of June 30, 2002, the unamortized deferred loan fees and origination costs amounted to $28,906.

     ALLOWANCE FOR LOAN LOSSES. The provision for loan losses charged to operations is an amount that management believes is sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb inherent losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolios, current economic conditions, historical loan loss experience and other risk factors. This evaluation is heavily dependent upon estimates and appraisals that are susceptible to rapid changes because of economic conditions and the economic prospects of borrowers.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available at the time of examination.

     NONACCRUAL LOANS. Generally a loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 120 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     FORECLOSED REAL ESTATE. Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. As of June 30, 2002, the Bank had $567,281 of foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Any cost incurred to improve the property are capitalized and included in the carrying amount. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

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

NOTE B – ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of the allowance for loan losses for the three months ended June 30, 2002 and 2001:

	2002	2001

Balance, beginning of period	$1,670,943	$1,733,167
Provision for loan losses	25,000	45,000
Less:
Charge-offs	9,457	—
Recoveries	—	—
Balance, end of period	$1,686,486	$1,778,167

NOTE C – MERGER AGREEMENT

On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation (“Capital”), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $642 million in assets as of June 30, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Chatham, Northampton, Granville, Warren and Lee Counties, North Carolina.

Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory and shareholder approvals, and is expected to occur in the latter half of 2002, each share of the Company’s common stock will be exchanged for .747 of a share of Capital common stock. If the average closing price of Capital’s common stock for the most recent 20 trading days ending on the third day prior to the Company shareholders meeting called to consider the merger is less than $12.50, the exchange ratio is subject to upward adjustment so that, based on an average closing price during the measurement period between $11.25 and $12.50, the cash value of the Capital common stock issuable in the merger is fixed at $9.34. If the average closing price of Capital’s common stock during such measurement period is less than $11.25, the Company would have the right to terminate the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition and Revenue Growth

Deposits have grown to $138,817,266 at June 30, 2002 as compared with $135,861,404 at June 30, 2001. Loans outstanding were $128,325,226 at June 30, 2002 as compared with $123,007,005 at June 30, 2001. Securities available-for-sale were $19,509,481 and federal funds sold were $7,331,000 at June 30, 2002 as compared with $17,262,030 and $11,514,000, respectively, at June 30, 2001. Total assets have grown to $165,152,737 at June 30, 2002 from $163,636,123 at June 30, 2001.

Deposit rates are designed to attract checking, savings and money market accounts, as well as certificates of deposit. Certificate of deposit rates have been priced competitively in the markets we serve.

Demand deposits (including both non-interest demand and money market accounts) are the core of a reliable and cost effective base of deposits. Total demand deposits grew from approximately $31.1 million at June 30, 2001 to approximately $46.1 million at June 30, 2002 . Certificates of deposit held by customers in our market areas grew from approximately $30.0 million at June 30, 2001 to approximately $40.9 million at June 30, 2002. Brokered deposits consisting of certificates of deposit held by customers outside our market areas and which we acquired in brokered transactions fell from approximately $75 million at March 31, 2001 to approximately $52 million at March 31, 2002.

There is no concentration of deposits from one individual or entity; the Company had 34.1% of its total deposits in the $100,000 or greater certificate of deposit category at June 30, 2002 as compared with 40.0% at June 30, 2001.

One of our primary goals for 2002 is to continue to build a base of high quality earning assets in order to support sustained revenue growth. Our loan portfolio, out primary earning asset, grew from $123,007,005 at June 30, 2001 to $128,325,226 at June 30, 2002. This growth was achieved while maintaining a high quality loan mix of commercial, consumer and residential mortgage loans. At June 30, 2002, commercial loans made up 81% of all loans; consumer loans, 5%; and residential mortgages, 14%.

Another major component of revenue growth is income earned as a result of fee based services provided to individuals and businesses. It is management’s plan to support the continued development of fee based service revenues as a major component of sustained revenue growth. Fee based service revenue grew 3% to $450,483 for the first six months of 2002 as compared to $436,968 for the first six months of 2001.

Our ability to grow our earnings is driven primarily by our ability to increase interest income. In turn, our ability to increase interest income is driven primarily by our ability to grow our loan portfolio, which is our primary earning asset. However, because it is important to us to remain “well capitalized” under applicable banking regulations and because our current capital ratios are near the limits required for us to be considered well capitalized (see discussion below under Liquidity and Capital Ratios), our ability to increase the size of our loan portfolio, and in turn our earnings, will be constrained unless we are able to increase our capital.

Liquidity and Capital Ratios

Our liquidity position is generally determined by the need to respond to short-term demand for funds created by deposit withdrawals and the need to provide resources to fund assets, typically in the form of loans. How we respond to these needs is affected by our ability to attract deposits, the maturity of the loans and securities, the flexibility of assets within the securities portfolio, and the ability to borrow funds from other sources. Our primary sources of liquidity are cash and cash equivalents, deposit growth, available-for-sale securities, and the cash flows from principal and interest payments on loans and other earning assets. In addition, we are able to borrow funds from the Federal Home Loan Bank of Atlanta (“FHLB”), are also able to purchase federal funds, on a short term basis, from other financial institutions, and have a borrowing capacity from the Federal Reserve Discount Window.

Our liquidity ratio, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and investment securities, as a percentage of net deposits and short-term liabilities, was 21% at June 30, 2002 compared to 22% at June 30, 2001. As a result of our management of liquid assets and the ability to generate liquidity with increased deposits, management believes that our overall liquidity is sufficient to satisfy depositors’ requirements and meet customers’ credit needs.

At June 30, 2002, our total stockholder equity was approximately $15,131,934. At June 30, 2002, our capital to assets ratio was 9.16%.

All capital ratios place us in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures adopted by the FDIC and set forth at 12 C.F.R. 325.103(b). A bank is considered to be “well-capitalized” if it has a Tier I ratio of 6.0% or greater, a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater. The Tier I capital ratio is generally defined as the ratio of shareholders’ equity less all intangible assets and goodwill to risk-adjusted assets. The total risk-based capital ratio is defined as the ratio of tier I capital plus allowance for loan losses to risk-adjusted assets. The leverage ratio is defined as the ratio of tier I capital to total average assets. Our Tier I capital ratio at June 30, 2002 was 9.85%. Our leverage ratio was 8.05% and our total risk-based capital ratio was 11.10%

CAPITAL RATIOS

		Regulatory	Well Capitalized
	June 30, 2002	Minimum	Banks

Tier I risk-based capital	9.85%	4.0%	6.0%
Total risk-based capital	11.10%	8.0%	10.0%
Leverage	8.05%	4.0%	5.0%

Results of Operations – Three Months Ended June 30, 2002 and June 30, 2002

The net result of operations for the three months ended June 30, 2002 was a gain of $8,838 compared to $37,532 in the three months ended June 30, 2001. Before provision for loan losses and deferred income taxes, the Company had net income of $12,423 for the three months ended June 30, 2002 and $53,375 for the three months ended June 30, 2001.

Net interest income, the major component of the Company’s income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company’s net yield on its earning assets. Primarily as a result of a steep decline in short term interest rates, our net interest margin was 2.60% in the second quarter of 2002 compared to 2.97% in the second quarter of 2002.

Primarily as a result of the drop in net interest margin, net interest income totaled $1,018,570 for the three months ended June 30, 2002, as compared with $1,072,489 for the same period in 2001. In addition, our sale of approximately $4 million of loan participations to Capital Bank served the purpose of improving our liquidity but negatively impacted our interest income.

At June 30, 2002 we had two loans with a total balance of $514,249 that were classified as non-performing. The allowance for loan losses at June 30, 2002 was $1,686,486 or 1.31% of total loans. At June 30, 2001, allowance for loan losses was $1,778,167, approximately 1.49% of total loans at that time. The purpose of the allowance account is to provide a reserve against the possibility of the unforeseen uncollectability of a portion of loans currently in the portfolio. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management’s opinion, deserve recognition in estimating possible credit losses. Based on management’s analysis of the loan account and management’s experience with similar portfolios, it is management’s belief that the allowance serves as a sufficient reserve for unforeseen events in the loan portfolio.

Non-interest income for the three months ended June 30, 2002 was $222,647 compared to $226,485 for the three months ended June 30, 2001. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to increase as the Company adds more accounts, and as our investment subsidiary, High Street Investment Services, Inc., continues to grow.

Total non-interest expense for the three months ended June 30, 2002 was $1,228,794 compared to $1,245,599 for the three months ended June 30, 2001. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees. Non-interest expense was negatively impacted by our incurring certain personnel and marketing costs in connection with our planned business combination with Capital Bank Corporation that we otherwise would not have incurred.

Our investments at June 30, 2002 were comprised of U.S. agency and corporate securities totaling $19.5 million as compared with approximately $17.3 million at June 30, 2001. The remainder of our investments is in the form of federal funds sold to correspondent banks, which totaled approximately $7.3 million at June 30, 2002, as compared with approximately $11.5 million at June 30, 2001. We have maintained a posture of very high liquidity in the form of federal funds sold and investment securities available for sale in order to fund loan demand and to ensure adequate liquidity.

Results of Operations – Six Months Ended June 30, 2002 and June 30, 2001

The net result of operations for the six months ended June 30, 2002 was a gain of $17,199 compared to $111,705 in the six months ended June 30, 2001. Before provision for loan losses and deferred income taxes, the Company had net income of $97,741 for the six months ended June 30, 2002 and $257,557 for the six months ended June 30, 2001.

Net interest income, the major component of the Company’s income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company’s net yield on its earning assets. Primarily as a result of a steep decline in short term interest rates, out net interest margin was 2.60% in the first six months of 2002 compared to 3.02% in the first six months of 2002.

Primarily as a result of the drop in net interest margin, net interest income totaled $2,037,814 for the six months ended June 30, 2002, as compared with $2,226,167 for the same period in 2001.

At June 30, 2002 we had two loans with a total balance of $514,249 that were classified as non-performing. The allowance for loan losses at June 30, 2002 was $1,686,486 or 1.31% of total loans. At June 30, 2001, allowance for loan losses was $1,778,167, approximately 1.49% of total loans at that time.

Non-interest income for the six months ended June 30, 2002 was $450,483 compared to $436,968 for the six months ended June 30, 2001. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to increase as the Company adds more accounts, and as our investment subsidiary, High Street Investment Services, Inc., continues to grow.

Total non-interest expense for the six months ended June 30, 2002 was $2,390,556 compared to $2,405,578 for the six months ended June 30, 2001. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees.

Asset/Liability Management

The Company’s asset/liability management strategies are designed to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities, while maintaining the objective of assuring adequate liquidity and maximizing net interest income. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolio to determine the impact changes in interest rates have on earnings and equity.

Management uses a simulation model to assess the amount of earnings at risk due to changes in interest rates. As of June 30, 2002,based on an increase or decrease in interest rates of 200 basis points over a twelve month period, the model indicated that our net interest margin, the primary factor in our profitability, could be impacted by approximately +/- 8.9%.

Effects of Inflation and Changing Prices

A commercial bank has an asset and a liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expense and the cost of supplies and outside services tend to increase during periods of high inflation.

Cautionary Statement as to Forward Looking Information

Statements in this report as to our budgeted loans, deposits, earnings, capital expenditures and other amounts, other projections of future financial or economic performance of our, and statements of our plans and objectives for future operations are “forward looking” statements, and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include: general economic conditions in our markets including inflation, recession, interest rates and other economic factors; loan losses, including loan losses resulting from adverse economic conditions; increased competition from existing competitors and from any new entrants in our markets; any loss of our key management personnel; the fact that we have only a limited operating history and are subject to the risks inherent in the establishment of a new business and, specifically, of a new financial institution; changes in governmental regulations applicable to our business; and other factors that generally affect the business of locally owned and managed community banks.

Merger Agreement

On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation (“Capital”), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $642 million in assets as of June 30, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Chatham, Northampton, Granville, Warren and Lee Counties, North Carolina.

Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory and shareholder approvals, and is expected to occur in the latter half of 2002, each share of the Company’s common stock will be exchanged for .747 of a share of Capital common stock. If the average closing price of Capital’s common stock for the most recent 20 trading days ending on the third day prior to the Company shareholders meeting called to consider the merger is less than $12.50, the exchange ratio is subject to upward adjustment so that, based on an average closing price during the measurement period between $11.25 and $12.50, the cash value of the Capital common stock issuable in the merger is fixed at $9.34. If the average closing price of Capital’s common stock during such measurement period is less than $11.25, the Company would have the right to terminate the agreement.

A special meeting of shareholders of the Company has been called for September 23, 2002 to consider the merger.

PART II – OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and are omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following tabulation sets forth the matters voted upon at the Annual Meeting of Shareholders of the Company held May 7, 2002, and the votes on each such matter:

			Against/		Broker
		For	Withheld	Abstain	Non-votes

1.	ELECTION OF DIRECTORS
	Lynda Lea DeHart	1,426,351	6,687	0	0
	James R. Hodges, M.D.	1,426,901	6,137	0	0
	Jimmy R. Jacumin	1,427,351	5,687	0	0
	Robert A. Richie	1,427,451	5,587	0	0
	John T. South	1,421,181	11,857	0	0
	Karl H. Straus	1,422,501	10,537	0	0
2.	RATIFICATION OF SELECTION	1,422,658	6,270	4,110	0
	OF WHISNANT & COMPANY, LLP AS
	INDEPENDENT PUBLIC ACCOUNTANTS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Document Description

2.1	Merger Agreement between the Company and Capital Bank Corporation dated May 1, 2002 (1)

4.1	Article 7 of the Articles of Incorporation of High Street Corporation (2)

4.2	Article II, Article VII, Section 8.3, Section 8.4 and Section 9.1 of the Bylaws of High Street Corporation (3)

99.1	Certification Statement of Chief Executive Officer.

99.2	Certification Statement of Chief Financial Officer.

(1)	This exhibit is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2002.
(2)	This exhibit is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.
(3)	This exhibit is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.

(b) Reports On Form 8-K

On May 2, 2002 the Company filed a report on Form 8-K disclosing that on May 1, 2002 it entered into a definitive merger agreement with Capital Bank Corporation providing for the merger of the Company with and into Capital Bank Corporation.

SIGNATURES

     In accordance with Sections 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH STREET CORPORATION

Dated: August 14, 2002	By: /s/ J. Edgar McFarland

J. Edgar McFarland
President & Chief Executive Officer

Dated: August 14, 2002	By: /s/ Anne D. Martin

Anne D. Martin
Executive Vice President and Chief Financial Officer