Form 10QSB
period 2002-09-30
HIGH STREET CORP
filed 2002-11-14
CIK 1161639

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20529
FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30,2002
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

HIGH STREET CORPORATION

(Exact name of small business issuer as specified in its charter)

North Carolina	56-2248395

(State or other jurisdic- tion of incorporation or organization)	(I.R.S Employer Identification No.)

1310 Hendersonville Road Asheville, NC	28803

(Address of principal executive offices)	(Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common Stock, no par value: 1,748,421 shares outstanding as of  September 30, 2002

Transitional Small Business Disclosure Format (check one).

Yes	No X

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Balance Sheet (Unaudited)

September 30, 2002 and September 30, 2001

	September 30, 2002	September 30, 2001

ASSETS
Cash and due from banks	$5,187,809	$6,382,141
Federal funds sold	5,263,000	10,982,000
Interest bearing deposits	1,606,858	983,526

Total cash and cash equivalents	12,057,667	18,347,667
Securities available-for-sale	16,229,841	17,589,151
Securities held-to-maturity	601,000	601,000
Loans	127,678,229	127,255,175
Less allowance for loan losses	(1,727,162)	(1,823,167)

Net loans	125,951,067	125,432,008
Premises and equipment, net	2,791,470	3,086,396
Other assets	3,427,943	3,099,683

Total assets	$161,058,988	$168,155,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$11,242,202	$10,344,935
Interest-bearing demand	5,175,731	4,354,343
Savings and MMA	34,249,445	22,298,903
Time	83,824,477	103,143,375

Total deposits	134,491,855	140,141,556
Borrowed funds	11,000,000	12,000,000
Other Liabilities	237,256	451,989

Total liabilities	145,729,111	152,593,545
Stockholders’ equity
Common stock, no par value; 20,000,000 shares
authorized; 1,748,421 shares issued and outstanding	8,742,105	8,742,105
Additional paid-in capital	8,268,499	8,268,499
Unrealized gain (loss) on securities	540,761	671,458
Retained earnings	(2,245,208)	(2,293,388)

Current year income (loss)	23,720	173,684

Total shareholders’ equity	15,329,877	15,562,358
Total liabilities and shareholders’ equity	$161,058,988	$168,155,903

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Statements of Operations

September 30, 2002 and September 30, 2001

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001

	(Unaudited)	(Unaudited)
Interest income
Loans	$1,894,994	$2,424,635
Investment securities	243,555	301,935
Federal funds sold	32,445	90,202

Total interest income	2,170,994	2,816,772

Interest expense
Money market and interest-bearing demand	203,718	209,487
Certificates of deposit	777,539	1,251,543
Interest on borrowed funds	132,479	144,856

Total interest expense	1,113,736	1,605,886

Net interest income	1,057,258	1,210,886
Provision for loan losses	(45,000)	(45,000)

Net interest income after provision for loan losses	1,012,258	1,165,886

Noninterest income
Service charges and customer fees	71,737	54,734
Mortgage fee income	135,488	88,383
Rental Income	15,773	14,135
Other	21,594	25,368

Total noninterest income	244,592	182,620

Noninterest expense
Salaries, wages and employee benefits	588,641	586,118
Occupancy and equipment	238,674	232,364
Advertising and business promotion	71,556	47,446
Data processing	87,695	79,607
Other	259,768	313,326

Total noninterest expense	1,246,334	1,258,861

Net gain (loss) before income taxes	10,516	89,645
Income taxes	3,996	27,664
Net gain (loss)	$6,520	$61,981

Net gain (loss) per common share	$0.00	$0.04

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

Condensed Statements of Operations

Nine Months Ended September 30, 2002 and 2001

	Nine months ended	Nine months ended
	September 30, 2002	September 30, 2001

	(Unaudited)	(Unaudited)
Interest income
Loans	$5,790,256	$7,343,565
Investment securities	805,274	1,022,715
Federal funds sold	70,440	265,884

Total interest income	6,665,970	8,632,164

Interest expense
Money market and interest-bearing demand	508,447	557,812
Certificates of deposit	2,666,133	4,260,450
Interest on borrowed funds	396,318	376,851

Total interest expense	3,570,898	5,195,113

Net interest income	3,095,072	3,437,051
Provision for loan losses	(115,000)	(135,000)

Net interest income (loss) after provision for loan losses	2,980,072	3,302,051
Noninterest income
Service charges and customer fees	216,539	174,321
Mortgage fee income	357,906	277,526
Rental Income	69,478	89,828
Other	51,152	77,913

Total noninterest income	695,075	619,588

Noninterest expense
Salaries, wages and employee benefits	1,793,511	1,702,737
Occupancy and equipment	693,891	714,375
Advertising and business promotion	167,935	148,430
Data processing	265,280	252,462
Other	716,272	846,434

Total noninterest expense	3,636,889	3,664,438

Net gain (loss) before income taxes	38,258	257,201
Income taxes	14,538	83,516
Net gain (loss)	$23,720	$173,685

Net gain (loss) per common share	$0.01	$0.10

SEE NOTES TO FINANCIAL STATEMENTS

HIGH STREET CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$23,720	$173,684
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	$281,546	$313,383
Charge offs	(14,464)	(33,461)
Loan Loss Provision	115,000	135,000
Changes in assets and liabilities
(Increase) Decrease in other assets	(10,995)	172,339
Increase (decrease) in other liabilities	(297,732)	(56,395)

Net cash provided by operating activities	$97,075	$704,550
CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) Sale of available-for-sale securities	$2,350,569	$5,544,507
(Purchases) Sale of held-to-maturity securities	—	(601,000)
Net increase in loans	(3,617,027)	(18,276,366)
Purchase of premises and equipment	(58,800)	(143,600)

Net cash used in investing activities	$(1,325,258)	$(13,476,459)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$(1,043,604)	$11,013,970
Net increase (decrease) in federal funds purchased	—	10,000,000
Proceed from sale of common stock	—	—
Unrealized gain (loss) on Securities	368,318	331,579

Net cash provided by financing activities	$(675,286)	$21,345,549

Net increase (decrease) in cash and cash equivalents	(1,903,469)	8,573,640
Cash and cash equivalents, beginning of period	$13,961,136	$9,774,027

Cash and cash equivalents, end of period	$12,057,667	$18,347,667

SUPPLEMENTAL DISCLOSURE
Interest expense paid, year to date	$3,101,595	$5,184,964

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

     As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Bank is required to maintain an investment in the stock of the FHLB. Investment in the stock, which is classified in the other asset category, was $600,000 as of September 30, 2002, and is pledged as collateral for advances from the FHLB. No ready market exists for the stock, which is carried at cost.

     LOANS. Loans are reported at the outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Loan fees are accounted for in accordance with the SFAS No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Under SFAS No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred. Upon the expiration of unfunded commitments the related fees are recognized into income as loan fees. Loan origination fees on funded commitments and related direct costs are amortized into income on loans as yield adjustments over the contractual life of related loans using the level yield method. As of September 30, 2002, the unamortized deferred loan fees and origination costs amounted to $51,510.

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

     NONACCRUAL LOANS. Generally a loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 120 days past due or management has doubts about further collectibility of principal or interest even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. At September 30, 2002 the Bank had $499,249 in nonaccrual loans.

     FORECLOSED REAL ESTATE. Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. As of September 30, 2002, the Bank had $567,281 of foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Any cost incurred to improve the property are capitalized and included in the carrying amount. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

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

NOTE B – ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2002 and 2001:

	2002	2001

Balance, beginning of period	$1,625,943	$1,721,628
Provision for loan losses	115,000	135,000
Less:
Charge-offs	13,781	1,872
Recoveries	—	—
Balance, end of period	$1,727,162	$1,832,167

NOTE C – SUBSEQUENT EVENT

On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation (“Capital”), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $659 million in assets as of September 30, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Lee, Alamance, Chatham, Granville, Warren and Northampton Counties of North Carolina.

Upon consummation of the transaction, which is subject to customary closing conditions, and is expected to occur on December 1, 2002, each share of the Company’s common stock will be exchanged for .747 of a share of Capital common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Financial Condition and Revenue Growth

Deposits were $134,491,855 at September 30, 2002 as compared with $140,141,556 at September 30, 2001. Loans outstanding were $127,678,229 at September 30, 2002 as compared with $127,255,175 at September 30, 2001. Securities available-for-sale were $16,229,841 and federal funds sold were $5,263,000 at September 30, 2002 as compared with $17,589,151 and $10,982,000, respectively, at September 30, 2001. Total assets were $161,058,988 at September 30, 2002 compared to $168,155,905 at September 30, 2001.

Deposit rates are designed to attract checking, savings and money market accounts, as well as certificates of deposit. Certificate of deposit rates have been priced competitively in the markets we serve.

Demand deposits (including both non-interest demand and money market accounts) are the core of a reliable and cost effective base of deposits. Total demand deposits grew from approximately $37.0 million at September 30, 2001 to approximately $50.7 million at September 30, 2002. Certificates of deposit held by customers in our market areas grew from approximately $31.4 million at September 30, 2001 to approximately $41.1 million at September 30, 2002. Brokered deposits consisting of certificates of deposit held by customers outside our market areas and which we acquired in brokered transactions fell from approximately $71.7 million at September 30, 2001 to approximately $42.7 million at September 30, 2002.

There is no concentration of deposits from one individual or entity; the Company had 29.4% of its total deposits in the $100,000 or greater certificate of deposit category at September 30, 2002 as compared with 41.4% at September 30, 2001.

One of our primary goals for 2002 is to continue to build a base of high quality earning assets in order to support sustained revenue growth. Our loan portfolio, our primary earning asset remained stable at $127,678,228 at September 30, 2002 as compared to $127,255,175 at September 30, 2001. At September 30, 2002, commercial loans made up 80% of all loans; consumer loans, 6%; and residential mortgages, 14%.

Another major component of revenue growth is income earned as a result of fee based services provided to individuals and businesses. It is management’s plan to support the continued development of fee based service revenues as a major component of sustained revenue growth. Fee based service revenue grew 12% to $695,075 for the first nine months of 2002 as compared to $619,588 for the first nine months of 2001.

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

Our liquidity ratio, which is defined as net cash, interest-bearing deposits with banks, federal funds sold and investment securities, as a percentage of net deposits and short-term liabilities, was 14% at September 30, 2002 compared to 21% at September 30, 2001. As a result of our management of liquid assets and the ability to generate liquidity with increased deposits, management believes that our overall liquidity is sufficient to satisfy depositors’ requirements and meet customers’ credit needs.

At September 30, 2002, our total stockholder equity was approximately $15,329,877. At September 30, 2002, our capital to assets ratio was 9.5%.

All capital ratios place us in excess of the minimum required to be deemed a well-capitalized bank by regulatory measures adopted by the FDIC and set forth at 12 C.F.R. 325.103(b). A bank is considered to be “well-capitalized” if it has a Tier I ratio of 6.0% or greater, a total risk-based capital ratio of 10.0% or greater, and a leverage ratio of 5.0% or greater. The Tier I capital ratio is generally defined as the ratio of shareholders’ equity less all intangible assets and goodwill to risk-adjusted assets. The total risk-based capital ratio is defined as the ratio of tier I capital plus allowance for loan losses to risk-adjusted assets. The leverage ratio is defined as the ratio of tier I capital to total average assets. Our Tier I capital ratio at September 30, 2002 was 9.76%. Our leverage ratio was 8.17% and our total risk-based capital ratio was 11.01%

CAPITAL RATIOS

		Regulatory	Well Capitalized
	September 30, 2002	Minimum	Banks

Tier I risk-based capital	9.76%	4.0%	6.0%
Total risk-based capital	11.01%	8.0%	10.0%
Leverage	8.17%	4.0%	5.0%

Results of Operations – Three Months Ended September 30, 2002 and September 30, 2001

The net result of operations for the three months ended September 30, 2002 was a gain of $6,520 compared to $61,979 in the three months ended September 30, 2001. Before provision for loan losses and deferred income taxes, the Company had net income of $55,516 for the three months ended September 30, 2002 and $134,645 for the three months ended September 30, 2001.

Net interest income, the major component of the Company’s income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company’s net yield on its earning assets. Primarily as a result of a steep decline in short term interest rates, our net interest margin was 2.64% in the third quarter of 2002 compared to 2.83% in the third quarter of 2001.

Primarily as a result of the drop in net interest margin, net interest income totaled $1,012,257 for the three months ended September 30, 2002, as compared with $1,165,885 for the same period in 2001

At September 30, 2002 we had one loan with a total balance of $499,249 that was classified as non-performing. The allowance for loan losses at September 30, 2002 was $1,727,162 or 1.35% of total loans. At September 30, 2001, allowance for loan losses was $1,823,167, approximately 1.43% of total loans at that time.

Non-interest income for the three months ended September 30, 2002 was $244,592 compared to $182,619 for the three months ended September 30, 2001. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges.

Total non-interest expense for the three months ended September 30, 2002 was $1,246,334 compared to $1,258,861 for the three months ended September 30, 2001. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees.

Results of Operations – Nine Months Ended September 30, 2002 and September 30, 2001

The net result of operations for the nine months ended September 30, 2002 was a gain of $23,720 compared to $173,684 in the nine months ended September 30, 2001. Before provision for loan losses and deferred income taxes, the Company had net income of $153,257 for the nine months ended September 30, 2002 and $392,200 for the nine months ended September 30, 2001.

Net interest income, the major component of the Company’s income, is the amount by which interest and fees generated by earning assets exceed the total cost of funds used to carry them. Net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, as well as changes in the yield earned and rates paid. Net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets, and represents the Company’s net yield on its earning assets. Primarily as a result of a steep decline in short term interest rates, our net interest margin was 2.57% in the first nine months of 2002 compared to 2.96% in the first nine months of 2002.

Net interest income totaled $3,095,071 for the nine months ended September 30, 2002, as compared with $3,437,051 for the same period in 2001. The decrease was primarily attributable to the sharp drop in interest rates.

At September 30, 2002 we had one loan with a total balance of $499,249 that was classified as non-performing. The allowance for loan losses at September 30, 2002 was $1,727,162 or 1.35% of total loans. At September 30, 2001, allowance for loan losses was $1,823,167, approximately 1.43% of total loans at that time. The purpose of the allowance account is to provide a reserve against the possibility of the unforeseen uncollectability of a portion of loans currently in the portfolio. To determine the allowance needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management’s opinion, deserve recognition in estimating possible credit losses. Based on management’s analysis of the loan account and management’s experience with similar portfolios, it is management’s belief that the allowance serves as a sufficient reserve for unforeseen events in the loan portfolio.

Non-interest income for the nine months ended September 30, 2002 was $695,075 compared to $619,587 for the nine months ended September 30, 2001. Non-interest income consisted primarily of fees from residential mortgage, investment services and deposit service charges. Non-interest income is expected to increase as the Company adds more accounts, and as our investment subsidiary, High Street Investment Services, Inc., continues to grow.

Total non-interest expense for the nine months ended September 30, 2002 was $3,636,890 compared to $3,664,438 for the nine months ended September 30, 2001. Non-interest expense consists primarily of salaries, benefits, payroll taxes, occupancy costs, advertising, professional fees, and data processing fees. Non-interest expense was negatively impacted by our incurring certain personnel and marketing costs in connection with our planned business combination with Capital Bank Corporation that we otherwise would not have incurred.

Our investments at September 30, 2002 were comprised of U.S. agency and corporate securities totaling $16.2 million as compared with approximately $17.6 million at September 30, 2001. The remainder of our investments is in the form of federal funds sold to correspondent banks, which totaled approximately $5.3 million at September 30, 2002, as compared with approximately $11.0 million at September 30, 2001. We have maintained a posture of very high liquidity in the form of federal funds sold and investment securities available for sale in order to fund loan demand and to ensure adequate liquidity.

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

Management uses a simulation model to assess the amount of earnings at risk due to changes in interest rates. As of September 30, 2002,based on an increase or decrease in interest rates of 200 basis points over a twelve month period, the model indicated that our net interest margin, the primary factor in our profitability, could be impacted by approximately +/- 12.6%.

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

Merger Agreement

On May 1, 2002, the Company entered into a definitive Merger Agreement with Capital Bank Corporation (“Capital”), providing for the merger of the Company with and into Capital, with Capital being the surviving corporation. Capital, with approximately $659 million in assets as of September 30, 2002, is the financial holding company for Capital Bank, which operates 18 banking offices in Wake, Lee, Alamance, Chatham, Granville, Warren and Northampton Counties of North Carolina.

Upon consummation of the transaction, which is subject to customary closing conditions and is expected to occur on December 1, 2002, each share of the Company’s common stock will be exchanged for .747 of a share of Capital common stock.

PART II – OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and are omitted.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Report on Form 10-QSB and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit No.	Document Description

4.1	Article 7 of the Articles of Incorporation of High Street Corporation (1)
4.2	Article II, Article VII, Section 8.3, Section 8.4 and Section 9.1 of the Bylaws of High Street Corporation (2)
10.1	Agreement and Plan of Reorganization and Merger dated August 15, 2002 between Capital Bank and High Street Banking Company
99.1	Certification Statement of Chief Executive Officer
99.2	Certification Statement of Chief Financial Officer

(1)	This exhibit is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.

(2)	This exhibit is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2001.

(b)	Reports On Form 8-K

The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

SIGNATURES

     In accordance with Sections 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH STREET CORPORATION

Dated: November 14, 2002	By:	-s- J. Edgar McFarland J. Edgar McFarland President & Chief Executive Officer

Dated: November 14, 2002	By:	-s- Anne D. Martin Anne D. Martin Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, J. Edgar McFarland, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of High Street Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

-s- J. Edgar McFarland J. Edgar McFarland Chief Executive Officer

I, Anne D. Martin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of High Street Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

-s- Anne D. Martin Anne D. Martin Chief Financial Officer